Form 10KSB
period 2001-12-31
BELLACASA PRODUCTIONS INC
filed 2002-04-01
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission file number 000-49707

BELLACASA PRODUCTIONS, INC.
A Nevada Corporation	I.R.S. Employer Identification No. 58-2412118
Universal Studios, 100 Universal City Plaza, Building #2352, Suite 305, Universal City, California 91608
Securities registered under Section 12(b) of the Exchange Act:
Title of each class: None	Name of each exchange on which registered: Not applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Class A and Class B Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer did not have any revenue for the fiscal year ended December 31, 2001.

The issuer's stock is not trading; therefore there is no aggregate market value of the common stock.

The number of shares outstanding of the issuer's common equity, as of March 29, 2002 was 8,082,167.

PART I

Item 1. Description of Business.

Background

          We are a development stage independent motion picture development, production and marketing company. We were incorporated under Nevada law on July 28, 1998 to develop and produce feature length motion pictures. Since inception, our activities have consisted primarily of raising capital through the sale of our common stock and positioning ourselves to begin making movies.

          As part of our plan to develop our company, we filed a Registration Statement for an initial public offering with the Securities and Exchange Commission.  On December 7, 2001, the Registration Statement was deemed effective.  The offering is for up to 1,200,000 units, consisting of one share of common stock, one class A and one class B warrant, at $1.00 per unit for a total maximum offering of $1,200,000. Upon completion of our current initial public offering, we will proceed with pre-production of our first motion picture.

          Shortly after our incorporation, we acquired from Mr. Frank LaLoggia certain rights to two screenplays entitled "The Giant" and "Hands." Mr. LaLoggia is our founder, president and board chairman... We intend to produce motion pictures based on these literary properties. We have begun to proceed with the pre-production stage for "The Giant." Our pre-production has included interviewing potential cast members and supporting staff. We have also made arrangements for the logistics of filming on location outside of the United States and preparing our budgets.

          As part of our acquisition of the screenplay rights, we received more than 1,500 completed storyboard drawings. Storyboards are visual representations of each camera setup for use during the course of filming. "The Giant" which takes place at the end of the 13th century is the story of the creation of the artistic masterpiece, the sculpture of David, by Michelangelo. Historically, the citizens of Florence have always referred to the statue as the "Giant." The excavation of the statue's raw material, an 11-foot by 8-foot rock, in one piece, was a technological feat for its day.

          In 1988 New Sky Communications, Inc. ("New Sky"), a motion picture production company, produced the film "Lady in White" which was written, directed and co-produced by Mr. Frank LaLoggia. In continuing this business and creative relationship, New Sky acquired certain rights to the screenplay "The Giant" and together with Mr. Frank LaLoggia began the development of this motion picture. In July 1996, in consideration of services rendered and funds expended, ownership rights to "The Giant" were transferred to Mr. Frank LaLoggia, subject to New Sky retaining the right to receive five percent of the budget of the film, to a maximum of $750,000, if the film is produced.  Additionally, New Sky retained the right to receive 15 percent of 100% of Mr. LaLoggia's share of any producer's profit, excluding fees paid to him as a producer. New Sky will also receive appropriate screen credit. If New Sky arranges financing or assists in producing the film, additional compensation, fees and profit participation for such services may be negotiated. There has been no preliminary contact or discussion and there are no present plans, proposals, arrangements, or understandings with New Sky regarding the possibility of arranging financing, assisting in production, or providing additional compensation.

          Upon our formation in July 1998, we issued to Mr. LaLoggia 4,951,000 shares of our common stock, valued at $492, in exchange for his ownership rights in "The Giant", which were subject to those rights retained by New Sky and a second screenplay, "Hands." "Hands" is a modern-day thriller mixed with supernatural elements. The setting for the film is primarily rural central Italy.

          We continue to review other potential film projects. We have not acquired any options or entered into any agreements regarding any projects other than "The Giant" and "Hands."  We have, however, entered into negotiations to acquire the rights to produce a movie based on the biography of the legendary comedy team of Bud Abbott & Lou Costello, as portrayed in "Lou's on First." There is no assurance that we will be able to acquire these rights, and we have no future financial commitments to acquire any other film rights.

Competition

          The motion picture industry is intensely competitive. Competition comes from companies within the same business and companies in other entertainment media that create alternative forms of leisure entertainment. We will be competing with the major film studios that dominate the motion picture industry. Some of these firms we compete with include: News Corporation's Twentieth Century Fox; AOL Time Warner's Warner Bros. including Turner, New Line Cinema and Castle Rock Entertainment; Viacom's Paramount Pictures; Vivendi Universal's Universal Studios; Sony Corp.'s Sony Pictures including Columbia and TriStar; Walt Disney Company's Buena Vista, Touchstone and Miramax and Metro-Goldwyn-Mayer including MGM Pictures, UA Pictures, Orion and Goldwyn.  We will also compete with numerous independent motion picture production companies, television networks, and pay television systems, for the acquisition of literary properties, the services of performing artists, directors, producers, and other creative and technical personnel, and production financing.  Nearly all of the firms we will compete with are organizations of substantially larger size and capacity, with far greater financial and personnel resources and longer operating histories, and may be better able to acquire properties, personnel and financing, and enter into more favorable distribution agreements. In addition, our films compete for audience acceptance with motion pictures produced and distributed by other companies. Our success is dependent on public taste, which is both unpredictable and susceptible to rapid change.

          In order to be competitive, we intend to create independent motion pictures of aesthetic and narrative quality comparable to the major film studios that appeal to a wide range of public taste both in the United States and abroad.  We plan to be very selective in which literary properties we will acquire and develop and which on- and off-screen talent we will employ.  Also, we plan on exploiting all methods of distribution available to motion pictures.

Description of Motion Picture Industry

General

          Movies have been a popular form of entertainment since before World War I. It has been a steady growth industry since the first silent movie.  In its most recent release, issued in 2001, for the year 2000, the Motion Picture Association of America, which only issues U.S. statistics, reported that box office receipts in the United States grew nearly 60% since 1991's $4.80 billion to $7.66 billion in 2000. The number of admissions to movie theaters in the United States was approximately 1.42 billion in 2000 up approximately 25% from 1.14 billion in 1991. The motion picture industry in the United States has changed substantially over the last 30 years and continues to evolve rapidly. With the advent of network, broadcasting television alliances, cable television and home video, the market has expanded faster than at any other time. Movies are being bought for pay-television cable networks as well as for the traditional outlets of theaters and network television. With the expansion of audience markets, distribution is no longer limited to the major distributors and the broadest possible audience appeal. With this media expansion, less general, more specific audiences can be sought and profitably exploited such as for science fiction or horror films or films geared to children or to women.

          Historically, the major studios financed, produced and distributed the vast majority of American-made motion pictures. More recently, independent producers have produced many of the motion picture releases. Today, much of the financing and distribution of significant motion pictures remains in the control of the major studios. Many of the major Hollywood film production companies have become part of large conglomerate business operations, or have, for a variety of reasons, diversified their operations. As a result, these companies have adopted a policy of producing only a relatively small number of films each year. Consequently, many smaller, independent film production companies, much like our company, have been established in recent years.

          The following general description is a simplified overview of the complex process of producing motion pictures and is intended as an aid in understanding the film industry and does not describe what will necessarily occur in the case of any particular motion picture. The general description applies to independent film companies, as well as to major motion picture studios.  The business of BellaCasa will involve the actual development and production of motion pictures.

          The procedures and practices described in the following generalized discussion relating to the motion picture industry are intended only to provide a background against which the business of our company may be evaluated. There can be no assurance that the procedures and practices described in the following generalized discussion will apply in any particular instance to the business of BellaCasa.

          Production of Motion Pictures

          During the filmmaking process, which takes approximately 12 to 24 months from the start of the development phase to theatrical release, a film progresses through several phases. The four stages of motion picture production are development, pre-production, principal photography and post-production. After the movie producer completes that process, the film is distributed and marketed. The following is a brief summary of each stage of production.

          Development and Pre-production

          In the development stage of a motion picture project, literary material for the project is acquired, either through an option to acquire such rights, or by engaging the writer to create original literary material. If the literary material is not in script form, a writer must be engaged to create a script. The script must be sufficiently detailed to provide the production company and others participating in the financing of a motion picture with enough information to estimate the cost of producing the motion picture. Only a small percentage of projects in development will become completed motion pictures. During the pre-production stage, the production company hires creative personnel including the principal cast members. It also uses this time to establish shooting locations and schedules. The production company also prepares the budget and secures the necessary financing. Pre-production activities are usually more expensive than the development process. In cases involving unique or desired talent, commitments must be made to keep performers available for the picture.

          Principal Photography and Post-production

          The process of principal photography is the actual filming of a motion picture. During principal photography, almost all of the film footage is shot, although additional scenes may be added during post-production. This part of the making of a movie together with creating special effects is the most costly stage of producing a motion picture. Principal photography generally takes from eight to twelve weeks to complete. Bad weather at locations, the illness of a cast or crew member, disputes with local authorities or labor unions, a director's or producer's decision to shoot scenes for artistic reasons, and other, often unpredictable, events can seriously delay the scheduled completion of principal photography and substantially increase its costs. If a motion picture reaches the principal photography stage, it usually will be completed. Following principal photography is the post-production stage. During post-production, the motion picture film is edited to its final form. Music is added, as is dialogue and special effects. Music and film action are synchronized during this stage as the film is brought to its completed form.  The picture negative is then readied for the production of release prints. While the post-production stage may extend for any period, depending upon editing difficulties or the addition of new material, on the average, post-production may take from approximately 2 to 4 months. Most motion pictures that reach the post-production stage are eventually completed and distributed.

Distribution of Motion Pictures

          One of the most important aspects of the motion picture industry is distribution.  Once a film is produced, it must be distributed. Whether a motion picture is produced by a major studio or an independent production company, arrangements with various distributors must be developed.  An important distinction between the distribution of major studio films and independent productions is that studios have close and longstanding distribution arrangements with various distributors in numerous distribution channels, whereas independent production companies may have to develop distribution arrangements on a film-by-film basis.

          The major studios have extensive national and worldwide distribution organizations which are either owned by their parent companies or have close affiliations with their parent companies.  Films produced by the studios' production companies generally have a ready made distribution arrangement.  Additionally, the major studios are able to arrange for special distribution agreements in which exhibitors are required to obtain licenses for a second or even a third film in order to gain access to their higher profile and most desirable "blockbusters" included in the studio's offered slate of pictures.

          In contrast, independent production companies such as BellaCasa that do not have existing distribution arrangements must seek favorable distribution arrangements. We will not have more than one film available so we will not have the option to offer distributors, or require them to accept, a package consisting of more than one film.

          There can be no assurance that we will be able to obtain distributors for our films; however, we believe that if we are able to obtain commitments of appropriate, internationally recognizable actors; appealing literary properties; and respected production personnel, our film properties would be suitable for distribution.

          Although the likelihood of developing a distribution arrangement may be increased by addressing the above-mentioned factors, the likelihood of developing a favorable distribution arrangement is dependent upon several factors beyond our control.  Some of these factors include: the relative current demand for our type of film offering; the industry-wide supply of that type and competing types of films available for distribution; the financial strength of the potential distributors, and the ever-changing demands of the movie-going public.  Additionally, if our initial attempts to arrange for a distributor are not successful, then arranging for distribution may become more difficult because our bargaining power may have been diminished, and we may not be able to negotiate favorable terms because our film may be deemed to be undesirable.  Circumstances such as these may force us into distribution agreements with smaller distributors who may prove to be unable to effectively execute a successful marketing and distribution campaign.

          Because the financing of our motion pictures may be dependent on funds from developing favorable distribution arrangements, if we are unable to arrange for distribution, we may not be able to finance the completion of our motion pictures or adequately promote our motion pictures.

          Motion picture revenues are derived from the worldwide licensing of a motion picture to several distinct markets, each having its own distribution network and potential for profit. The selection of the distributor for each of our feature films will depend upon a number of factors. Our most basic criterion is whether the distributor has the ability to secure bookings for the exhibition of the film on satisfactory terms. We will consider whether, when and in what amount the distributor will make advances to us. We will also consider the amount and manner of computing distribution fees and the extent to which the distributor will guarantee certain print, advertising and promotional expenditures.

          Most of the revenues produced by a film are usually generated during the first five years after the film's initial domestic theatrical release. Movies that are commercially successful may continue to generate revenues beyond five years from the re-licensing of distribution rights in certain media, including television and home video, and from the licensing of distribution rights with respect to new media and technologies. The timing of revenues received from the various sources varies from film to film. The markets for film product have been undergoing rapid changes due to technical and other innovations. As a consequence, the sources of revenue available have been changing rapidly and the relative importance of the various markets as well as the timing of such revenue have also changed and can be expected to continue to change.

          The following is a brief summary of each of the sources of revenue from motion pictures and the distinct distribution process associated with each. We expect our movies to generate revenue from all of these sources.

          Theatrical Distribution

          The distributor and theatrical exhibitor generally enter into license agreements providing for the payment by the exhibitor to the distributor of a percentage of box office receipts after deducting the exhibitor's overhead or a flat amount. The percentage generally ranges from 35-60% and may change for each week the film plays in a specific theater, depending on the motion picture's success at the box office.  The balance, known as the gross film rental, is remitted to the distributor. The distributor then retains a distribution fee from the gross film rental and recovers the costs of distributing the film, consisting primarily of advertising, marketing, and production cost, and the cost of manufacturing release prints.  The balance, if any, after recouping any advance or minimum guarantee previously paid is then paid to the producer based on a predetermined split between the producer and distributor.

          Theatrical Distribution-United States

          Recently, United States theatrical exhibition has generated a declining percentage of the total income earned by most pictures largely because of the increasing importance of cable and pay television, home video and other ancillary markets. Nevertheless, the total revenues generated in the United States theatrical market are still increasing and are still likely to account for a large percentage of revenues for a particular film. In addition, performance in the United States theatrical market generally has a profound effect on the value of the picture in other media and other markets. For a picture's initial theatrical release, the United States theater exhibitor will usually pay to a distributor a percentage of the box office receipts which is negotiated based upon the expected appeal of the motion picture. The percentage of box office receipts remitted to the distributor is known as film rentals and customarily diminishes during the course of the picture's theatrical run.  Typically, the distributor's share of total box office receipts over the entire initial theatrical release period will average between 35 to 60 percent; the exhibitor will retain the remaining 40 to 65 percent. The exhibitor will also retain all receipts from the sale of food and drinks at the theater. Occasionally, an exhibitor will pay to the distributor a flat fee or percentage of the box office receipts against a guaranteed amount.

          Theatrical Distribution-Foreign

          While the value of the foreign theater market varies due to currency exchange rate fluctuations and the political conditions in the world or specific territories, it continues to provide a significant source of revenue for theatrical distribution.  Because this market is comprised of a multiplicity of countries and, in some cases, requires the making of foreign language versions, the distribution pattern stretches over a longer period of time than does the United States theatrical market. Major studios usually distribute motion pictures in foreign countries through local entities. Distribution fees to these firms usually vary between 35 and 40 percent depending upon the territory or financial arrangements.  These local entities generally will be either wholly-owned by the distributor, a joint venture between the distributor and another motion picture company, or an independent agent or sub-distributor.  These local entities may also distribute motion pictures of other producers, including some major studios. Film rental agreements with foreign exhibitors take a number of different forms, but typically provide for payment to a distributor for a fixed percentage of box office receipts or a flat amount. Risks associated with foreign distribution include fluctuations in currency values and government restrictions or quotas on the percentage of receipts that may be paid to the distributor, the remittance of funds to the United States and the importance of motion pictures to a foreign country.

          Home Video

          A motion picture typically becomes available for videocassette and digital videodisk or DVD distribution within four to six months after its initial domestic theatrical release.  Home video distribution consists of the promotion and sale of videocassettes and DVD to local, regional and national video retailers who rent or sell cassettes and disks to consumers primarily for home viewing.   Most films are sold at a wholesale price to video rental stores, which rent the cassettes and DVD to consumers.  Owners of films generally do not share in rental income.  Following the initial marketing period, selected films are re-marketed at a wholesale price for sale in cassette or DVD form to consumers.

          The home video market in the Unites States and abroad has experienced substantial growth in the past several years and film industry analysts predict a period of continued growth. There are indications, however, that accessing movies "on demand" on a pay-per-view basis may be a viable alternative to video rental as new technology is developed in the future. This development may impact video rentals but would likely be offset by comparable increases in pay- per-view usage and profit margins due to lower distribution costs and lower prices for viewers plus the convenience of faster selection and at-home selection.

          Certain foreign territories in particular have seen increased utilization of home video units due to the relative lack of diversified television programming. Sales of videocassettes have increased in such markets in recent years. Although growth in this area may slow because of an increase in television programming in such foreign territories, receipts from home video in these markets can be expected to continue to be significant. Home video arrangements in international territories are similar to those in domestic territories except that the wholesale prices may differ.

          Television

          Television rights are generally licensed first to pay-per-view for an exhibition period within six to nine months following initial US theatrical release. Within 12 to 15 months after the initial domestic release, the rights are then licensed to pay television, then in certain cases to free television for an exhibition period, and then to pay television again. These films are then syndicated to either independent stations or basic cable outlets.

          Cable and Pay Television

          Pay television rights include rights granted the cable, direct broadcast satellite, pay-per-view and other services paid for by subscribers. Pay television companies have entered into output contracts with one or more major motion picture production companies on an exclusive or non-exclusive basis to insure themselves a continuous supply of motion picture programming. Some pay television services have required exclusivity as a precondition for such contracts. Pay-per-view television allows subscribers to pay for individual programs, including recently released movies, on a per use basis.  Pay television allows cable television subscribers to view such channels as HBO, Showtime, The Movie Channel, Lifetime, and A&E, which are offered by their cable system operators for a monthly subscription fee.  Since groups of motion pictures are typically packaged and licensed for exhibition on television over a period of time, revenues from these television licensing "packages" may be received over a period that extends beyond five years from the initial domestic theatrical release of a particular film.  Motion pictures are also packaged and licensed for television broadcast in international markets.

          Network Television

          In the United States, broadcast network rights are granted to ABC, CBS, Fox, NBC or other entities formed to distribute programming to a large group of stations. The commercial television networks in the United States license motion pictures for a limited number of exhibitions during a period that usually commences two to three years after a motion picture's initial theatrical release. During recent years, only a small percentage of motion pictures have been licensed to network television, and the fees paid for such motion pictures have declined. This decline is generally attributed to the growth of the pay television and home video markets, and the ability of commercial television networks to produce or acquire made-for-television motion pictures at a lower cost than license fees previously paid for theatrical motion pictures.

          Television Syndication

          Distributors also license the right to broadcast a motion picture on local, commercial television stations in the United States, usually for a period commencing five years after initial theatrical release of the motion picture, but earlier if the producer has not entered into a commercial television network license. This activity, known as syndication, has become an important source of revenues as the number of, and competition for programming among, local television stations has increased.

          Foreign Television Syndication

          Motion pictures are now being licensed in the foreign television market in a manner similar to that in the United States. The number of foreign television stations as well as the modes of transmission has been expanding rapidly, and the value of such markets has been likewise increasing and should continue to increase.

          Producers may license motion pictures to foreign television stations during the same period they license such motion pictures to television in the United States.  Governmental restrictions and the timing of the initial foreign theatrical release of the motion pictures in a particular country may delay the exhibition of a motion picture in that country.

          International Markets Growth and Tastes

          Motion picture distributors and producers derive revenue from international markets in the same media as domestic markets.  The growth of foreign revenues has been dramatic, and now accounts for more than half of the total revenues of many films. The increase in revenues is currently being driven primarily from the growth of television abroad. The increase in foreign television viewers and foreign revenues is likely to continue.  Although the increased level of foreign viewers affects the revenues of most films, the effect is not uniform.  Action films and films with major stars benefit most from foreign revenues as compared to films with uniquely American themes with unknown actors.

          Non-Theatrical and Other Rights

          Films may be licensed for use by airlines, schools, public libraries, community groups, the military, correctional facilities, cruise ships and others.

          We anticipate not only acquiring and producing motion pictures but also capitalizing on other marketing opportunities associated with these properties. We intend to exploit all available rights in each film, including the publishing and promotion of music, the incorporation of original songs on the sound track for subsequent use in promotion, sound track albums and story-telling records and the licensing of merchandising rights.

Government and Other Regulation

Censorship

          An industry trade association, the Motion Picture Association of America, assigns ratings for age group suitability for domestic theatrical distribution of motion pictures under the auspices of its Code and Rating Administration. The film distributor generally submits its film to the Code and Rating Administration for a rating. We plan to follow the practice of submitting our pictures for ratings.

          Television networks and stations in the United States as well as some foreign governments may impose additional restrictions on the content of a motion picture that may wholly or partially restrict exhibition on television or in a particular territory.

          We will not engage in the production of X-rated material. We plan to make motion pictures that appeal to the tastes of the vast majority of the movie-going public. We plan to produce our motion pictures so there will be no material restrictions on exhibition in any major market or media. This policy may require production of "cover" shots or different photography and recording of certain scenes for insertion in versions of a motion picture exhibited on television or theatrically in certain territories.

          There can be no assurance that current and future restrictions on the content of our films may not limit or affect our ability to exhibit our pictures in certain territories and media.

          Theatrical distribution of motion pictures, in a number of states and certain jurisdictions, is subject to provisions of trade practice laws passed in those jurisdictions. These laws generally seek to eliminate the practice known as "blind bidding" and prohibit the licensing of films unless theater owners are invited to attend screenings of the film first. In certain instances, these laws also prohibit payment of advances and guarantees to film distributors by exhibitors.

Labor Laws

          Many individuals associated with our productions, including actors, writers and directors, are members of guilds or unions, which bargain collectively with producers on an industry-wide basis from time to time. Our operations are dependent upon our compliance with the provisions of collective bargaining agreements governing relationships with these guilds and unions. Strikes or other work stoppages by members of these unions could delay or disrupt our activities. However, the extent to which the existence of collective bargaining agreements may affect us in the future is not currently determinable.

Intellectual Property Rights

          Rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries.  These laws provide substantial civil and criminal penalties for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, artwork, and still photography are separately subject to copyright under most copyright laws. We plan to take appropriate and reasonable measures to secure, protect, and maintain copyright protection for all of our pictures under the laws of the applicable jurisdictions. Motion picture piracy is an industry-wide problem. Our industry trade association provides a piracy hotline and investigates all piracy reports.  The results of such investigations may warrant legal action, by the owner of the rights, and, depending on the scope of the piracy, investigation by the Federal Bureau of Investigation with the possibility of criminal prosecution.

          Copyright in a motion picture is automatically secured when the work is created and "fixed" in a copy. The United States Copyright Office registers claims to copyright and issues certificates of registration but does not "grant" or "issue" copyrights. Only the expression (camera work, dialogue, sounds, etc.) fixed in a motion picture is able to be protected under copyright. Copyright does not cover the idea or concept behind the work or any characters portrayed in the work.  Registration in the Copyright Office establishes a public record of the copyright claim.

          To register a motion picture, a signed application; a complete copy of the motion picture being registered; a written description of the contents of the motion picture; and a filing fee must be sent to the United States Copyright Office.  A copyright registration is effective on the date the Copyright Office receives all the required elements in acceptable form.

          Ordinarily, a number of individuals contribute authorship to a motion picture, including the writer, director, producer, camera operator, editor, and others. These individuals are not always considered the "authors," however, because a motion picture is frequently a "work made for hire." In the case of a work made for hire, the employer, BellaCasa Productions, Inc., not the individuals who actually created the work, is considered the author for copyright purposes.

          For copyright purposes, publication of a motion picture takes place when one or more copies are distributed to the public by sale, rental, lease or lending, or when an offering is made to distribute copies to a group of persons (wholesalers, retailers, broadcasters, motion picture distributors, and the like) for purposes of further distribution or public performance.  A work that is created (fixed in tangible form for the first time) on or after January 1, 1978, is automatically protected from the moment of its creation and is ordinarily given a term enduring for the author's life plus an additional 70 years after the author's death.  For works made for hire, the duration of copyright will be 95 years from publication or 120 years from creation, whichever is shorter.

          Although we plan to copyright all of our film properties and projects, there is no practical protection from films being copied by others without payment to our company, especially overseas.   We may lose an indeterminate amount of revenue as a result of motion picture piracy. Being a small company, with limited resources, it will be difficult, if not impossible, to pursue our various remedies.

          Motion picture piracy is an international as well as a domestic problem.  It is extensive in many parts of the world.  In addition to the Motion Picture Association of America, the Motion Picture Export Association, the American Film Marketing Association, and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy.

Employees

          We currently have two employee, our president and chief executive officer, Mr. Frank LaLoggia and his administrative assistant. Our other officers, including Mr. La Marca will assume employee status upon completion of our current public offering. We may utilize independent contractors and consultants from time to time to assist in developing, producing and promoting our motion pictures.  Independent contractors are generally paid on a commission, hourly or job-related basis, depending on the services being performed.

Item 2. Description of Property.

          We currently lease approximately 300 square feet of office space from Universal Studios in Universal City, California. The current monthly rental amount is $873. Our lease began in January 1999, adjusted in May 2001, and continues on a month-to-month basis until terminated by either party with 30-days written notice. The space is adequate for our purposes at present.

Item 3. Legal Proceedings.

          We are not subject to any pending litigation, legal proceedings or claims.

Item 4. Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

          Our common stock is not listed or quoted at the present time.  Upon completion of our current public offering, we plan to obtain a sponsoring market maker to file Form 211 with the National Association of Securities Dealers for approval to have our securities quoted on the OTC Bulletin Board. We plan to request that our securities trade under the symbols, if available, "BCSA" for our common stock, "BCSAW" for our Class A warrants and "BCSAZ" for our Class B warrants. There is no assurance that we will be able to obtain a sponsoring market maker to file Form 211 and there is no assurance that if the Form 211 were filed that approval would be granted so that our securities would be permitted to trade on the OTC Bulletin Board. Therefore, there can be no assurance that a public market for our common stock and, or our warrants will ever develop.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

General

          Our company, BellaCasa Productions, Inc. was formed to operate as a motion picture studio. We plan to acquire, produce and market motion pictures for distribution to movie theaters and ancillary markets. Our activities to date have consisted primarily of organizational activities and raising capital through the sale of our common stock. We have been positioning our organization to begin making movies.

Results of Operations

          The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Year ended December 31, 2001 and year ended December 31, 2000:

          Sales.  We are presently in the development stage of our motion picture production business. We did not have any sales during the years ended December 31, 2001 and December 31, 2000.

          Costs and Expenses.  Total costs and expenses in the year ended December 31, 2001 were $157,482, an increase of $30,241, or 24%, compared to $127,241 in the year ended December 31, 2000.  Included in Costs and Expenses is $11,537 for product development and marketing in the year ended December 31, 2000 and -0- for the year ended December 31, 2001.

          Losses.  Our net loss, before taxes, for the year ended December 31, 2001 was $157,482, an increase of $30,441, or 24%, compared to $127,041 in the prior year.

          We have not reduced our net loss for the fiscal year ended December 31, 2001, by any tax benefit and, therefore, our net loss, both before and after taxes, is the same.

          Our loss per share for the year ended December 31, 2001 was $0.020 and for the year ended December 31, 2000 was $ 0.016.  The loss per share was based on 8,063,705 weighted average common shares outstanding for the year ended December 31, 2001 and 8,055,500 weighted average common shares outstanding for the year ended December 31, 2000.

          During the years ended December 31, 2001 and December 31, 2000, we primarily arranged for our public offering. We expect to continue with fund-raising activities at least through June 30, 2002.

Liquidity and Capital Resources

          As of December 31, 2001, we had cash in the amount of $49,031 compared to $1,110 at the end of the prior year.

          We have not generated cash flow from our operations. In fact, our operating activities consumed $47,921 for the year ended December 31, 2001 after accounting for stockholder advances of $94,609.

          We intend to meet our cash needs over the next 12 months through the sale of our securities in our current public offering.

          Capital Expenditures.  In our year ended December 31, 2001, we did not make any capital expenditures and in the prior year we acquired production equipment for $435.  We have no plans for capital expenditures until we complete our current public offering.

Ability to Continue as a Going Concern

          Our financial statements, which are a part of this Form 10-KSB, have been presented assuming that we will continue as a going concern. As more fully described, our liquidity has been adversely affected by significant losses from operations. We reported net losses of $157,482 and $127,241 for the years ended December 31, 2001 and 2000, respectively.  Additionally, there is a stockholders' deficit of $258,103 at December 31, 2001.

          Our management estimates it will need approximately $300,000 to fund our operations for the next 12 months. Our management's plan regarding these matters is to seek further equity funding from our current initial public offering to allow us to meet our cash needs. However, there can be no assurance that we will be successful in accomplishing our objectives.

Plan of Operation

          We presently do not have enough cash to satisfy future cash requirements.  We will need a minimum of $300,000 for our cash requirements for the next 12 months. We are in the process of raising capital by the sale of our common stock and warrants pursuant to an initial public offering of up to 1,200,000 units at $1.00 per unit.  With these funds, we intend to complete the pre-production of a motion picture. Since our registration statement became effective on December 7, 2001, we have not accepted any subscriptions from investors.  No assurance can be given on whether we will be able to raise any funds in our initial public offering, or if we do, the total we may ultimately receive through our initial public offering.

          If we only raise a nominal amount, for example, $120,000 or 10% of the offering, we will use all proceeds for working capital, and it will be necessary for us to seek additional financing.  If we are unsuccessful in doing so, we may have to cease operations based on our current business plan.

          We will not be able to produce a feature film, on our own, with the proceeds of our offering, regardless of the amount raised in the offering, without additional outside financing. We will request that providers of goods and services accept deferred payment arrangements. We also may assign a portion of our film rights to a joint venture or a co-producer. In addition, we will consider the formation of a limited liability company or partnership for which we will act as managing member or general partner and privately offer membership or partnership interests. We will attempt to obtain favorable pre-release sales or pre-licensing commitments from independent domestic distributors, foreign distributors, cable networks, and video distributors. Although we have had some preliminary discussions, we do not have any present plans, proposals, arrangements or understandings with any parties that will provide additional financing. If we are unable to receive the additional funds, we will probably be forced to discontinue operations.

          Since our incorporation, we have primarily completed the development stage of two motion pictures, "The Giant" and "Hands."  In the next twelve months, in addition to completing this offering and securing additional funds for production of one of these motion pictures, we plan to complete the pre-production phase of one of these movies, including the hiring of a casting director to submit the screenplay to appropriate actors as recommended by their agents or as deemed appropriate by us; obtaining commitments of internationally recognizable actors; developing relationships with foreign sales companies to pre-sell film distribution rights; and finalizing shooting location arrangements.  If we begin pre-production of one of our developed motion pictures, "The Giant" or "Hands," the choice of one over the other will be dependent upon various factors including the cost and availability of actors and locations.

          We do not expect to make any significant purchases of equipment.  We also do not expect to make any significant changes in the number of employees, as we will utilize independent contractors, consultants, and other non-employee creative personnel to assist in pre-production of our motion pictures.

          We depend upon capital to be derived from our current securities offering.  There can be no assurance that we will be successful in raising the capital we require.  We believe that if we raise a minimum of $300,000 from the offering we will be able to complete pre-production of a motion picture and pursue opportunities to secure financing to complete the motion picture.

Business Approach

          We are committed to the development and production of high quality motion pictures that have enduring value in all media. "The Giant" and "Hands" are examples of the types of movies that meet our standards. No assurance can be given that we will obtain the necessary funds to produce profitable motion pictures.

          As an independent producer of feature films, we do not have sufficient capital to independently finance our own productions.  Accordingly, most of our financial resources will be devoted to financing development activities, which include the acquisition of underlying literary works such as books and plays, and commissioning screenplays. We believe a key element in the success of our company will be Mr. Frank LaLoggia's reputation in the entertainment business and his access to and relationships with creative talent including actors, writers and directors.

          The ability to create or identify and develop attractive properties will be important for the success of our company. The feature film industry, including the major studios, relies heavily on independent producers to identify projects, which are then developed further or produced and distributed by the major studios.

          We plan to employ a flexible strategy in developing and producing our motion picture and film properties.  We will use our own capital and financial resources to develop a project to the point where it is ready to go into production. We will assemble a "package" consisting of the underlying literary property, a script that is ready for production, and key talent, including a director and principal cast. We believe that we should be able to secure key talent based on the attractiveness of the script but we may also offer, as an added incentive, grants of our stock or options to acquire our stock. We will then secure the financing to produce the movie and make it available for distribution. The financing may come from, for example, lenders with profit participations, advances from distribution companies or accredited investors or a combination of sources. The benefit of developing a project to this advanced stage is that we will have maximum leverage in negotiating production and financing arrangements. Nevertheless, there may be situations when we may benefit from financial assistance at an earlier stage.  These occasions may be necessary as a result of lengthy development of a script, the desirability of commissioning a script by a highly paid writer, the acquisition of an expensive underlying work, or a significant financial commitment to a director or star.

          In connection with the production and distribution of a motion picture, major studios and independent production companies often grant contractual rights to actors, directors, screenwriters, and other creative and financial contributors to share in revenues or net profits from the motion picture. Except for the most sought-after talent, these third-party participators are generally payable after all distribution fees, marketing expenses, direct production costs and financing costs are recouped in full. We plan to be flexible in compensating talent.  We are not averse to entering into profit-sharing arrangements. We will also consider the use of our securities to reward the actors and other participants in a successful motion picture.

Company Goals

          Our initial short-term goal is to begin pre-production of one of our two developed motion pictures, "The Giant" or "Hands." We have not yet decided as to which film we will begin pre-production. The estimated proceeds from our initial public offering will be insufficient to enable us to produce a feature film without additional outside financing and deferral of certain production costs. Our long-term key goal is to become a major independent film producer.

          For certain films, we plan to enter into co-productions with experienced and qualified production companies in order to become a consistent supplier of multiple products to distributors in the world markets. In connection with CO-productions, we do not want to relinquish control of the project, so we intend to provide up to 50% of the funds required by the production. We may obtain our share from others such as from borrowings or by offering participations in other films.  With dependable and consistent delivery of product to these markets, we believe that distribution arrangements can be structured which will be equivalent to the arrangements made by major studios.

          No assurance can be given that our feature films, if produced, will be distributed and, if distributed, will return our initial investment or make a profit. To achieve the goal of producing profitable feature films, we plan to be extremely selective in our choice of literary properties and exercise a high degree of control over the cost of production. Although we plan to produce films that will generate substantial box office receipts, we will produce our films in a fiscally conservative manner. We believe that it is possible for a feature film to return the initial investment and show a profit based on an average box office run, with residuals from the sale of ancillary rights adding to cash flow in future years. By keeping strict control of our costs, we will strive for consistent and profitable returns on our investment.

Feature Film Production

          Feature film production does not require the ownership of expensive equipment. All the necessary equipment needed to engage in every aspect of the film production process can be rented or borrowed for the period in which it is needed. This is standard operating procedure for all production companies within the industry and we plan to follow this procedure in our productions. Such rentals and temporary equipment are accounted for in the budget of each film in what are called the "below the line" costs that are directly charged to the production or the cost of "manufacturing" the film. We plan to rent whatever equipment is needed for the shortest period of time and to coordinate its use to avoid idle time.

          Essential to our success will be the production of high quality films with low to medium budgets ranging from $5 to $25 million that have the potential to gain national and international attention. We will not engage in the production of X-rated material. We plan to make motion pictures that appeal to the tastes of the vast majority of the movie-going public. Our films will be cast into a wide range of genres. All movies that may be produced will be suitable for domestic and international theatrical exhibition, pay cable, network and syndicated television, as well as all other ancillary markets.

          The moderate budgets, within which we intend to operate, will serve the dual purpose of being low enough to limit our downside exposure and high enough to pay for a feature film with recognizable actors or directors that appeal to the major markets. The market pull of the talent to be used must justify their fees by helping to attract advances. Our budgets must remain small enough so that a large percentage of our capital is not put at risk. We intend to produce projects with built-in break-even levels that can be reached with ancillary and foreign distribution revenue. If the movie crosses-over into a wide national distribution release, we can potentially generate a large upside because our share is not limited as with ancillary and foreign revenues.

          In order to produce quality motion pictures for relatively modest budgets, we will seek to avoid the high operating expenses that are typical of major studio productions. We do not plan on having high overhead caused by large staffs, interest charges, substantial fixed assets, and the investment in a large number of projects never produced. We believe we can affect savings because of better time management than is possible in a major studio production, by maintaining a smaller, more flexible staff with fewer established organizational restrictions.

          Under our operational plan, primary responsibility for the overall planning, financing and production of each motion picture will rest with our officers. For each motion picture we will either employ an independent film director who will be responsible for, or involved with, many of the creative elements, such as direction, photography, and editing, or a BellaCasa employee who is experienced in directing a particular type of film.  All decisions will be subject to budgetary restrictions and our business control, although we will permit an independent director to retain reasonable artistic control of the project, consistent with its completion within strict budget guidelines and the commercial requirements of the picture.

Financing Strategy

          We will not be able to produce a feature film on our own with the proceeds of this offering without additional outside financing and the deferral of certain production costs. Wherever possible we will attempt to make arrangements with providers of goods and services to defer payment until a later stage in the production and financing cycle. Once a film package has been assembled, there are various methods to obtain the funds needed to complete the production of a movie. Examples of financing alternatives include the assignment of our rights in a film to a joint venture or a CO-producer Also, we may form a limited liability company or partnership where we will be the managing member or the general partner.  In addition we may obtain favorable prerelease sales or pre-licensing commitments from various end-users such as independent domestic distributors, foreign distributors, cable networks, and video distributors. These various techniques, which are commonly used in the industry, can be combined to finance a project without a major studio financial commitment.

          We may use any one or a combination of these or other techniques to finance our films. We anticipate that any financing method will permit us to maintain control over the production. There can be no assurance that we will be able to successfully arrange for such additional financing and to the extent we are unsuccessful, our production activities may be adversely affected.

          As part of our financing strategy, we may use some of the proceeds of our current public offering that is allocated to movie production to be used as an advance payment to secure the services of a star actor. This will assure the actor's services and will assist us in obtaining financing to produce the movie.

Distribution Arrangements

          Effective distribution is critical to the economic success of a feature film, particularly when made by an independent production company. We have not as yet negotiated agreements for the distribution of our films.

          We intend to release our films domestically through existing distribution companies, primarily independent distributors. We will retain the right for ourselves to market the films on a territory-by-territory basis throughout the rest of the world and to market television and other uses separately. In many instances, depending upon the nature of distribution terms available, it may be advantageous or necessary for us to license all, or substantially all, distribution rights through one major distributor.

          It is not possible to predict, with certainty, the nature of the distribution arrangements, if any, which we may secure for our motion pictures.

Item 7. Financial Statements.

          Our financial statements and the related notes are set forth at pages F-1 through F-12 attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers are:

Name	Age	Position

Frank LaLoggia	48	Chairman of the Board, President and Chief Executive Officer
Katherine Helmond	69	Director
Scott P. Schomer	39	Chief Financial Officer and Director
Susan Schindler	56	Treasurer and Secretary

          Frank LaLoggia has served as our chairman of the board, president and chief executive officer since our incorporation in July 1998. From 1974 to July 1998, Mr. LaLoggia was an independent writer, producer and director. Mr. LaLoggia began making short films at the age of 16. Among the awards he garnered for his early efforts are the Photographic Society of America Award, the Gold Medal Award from the Atlanta Film Festival, the Cine Eagle Award and the Francis Scott Key Award from the Boston Film Festival. Mr. LaLoggia's first feature film, "Fear No Evil" was produced independently and distributed worldwide by AVCO Embassy Pictures. "Lady in White", which he wrote, produced, directed and composed the original score for, was also independently produced and distributed worldwide. Mr. LaLoggia also directed "The Haunted Heart" which starred Academy Award nominee Diane Ladd and Academy Award winner Olympia Dukakis.

          Katherine Helmond has been a director of our company since its inception in July 1998.  Ms. Helmond has been an actress for nearly 30 years and a director for more than the past five years. She is an Emmy and Tony Award nominee and winner of two Golden Globe Awards and both the New York and Los Angeles Drama Critics Awards. She is best known for her acting roles on the renowned television series,  "Soap", "Who's The Boss" and "Coach."  Her movies include Alfred Hitchcock's "Family Plot"(1978); Terri Gilliam's "Time Bandits"(1981), "Brazil"(1985) and his recent "Fear and Loathing in Las Vegas"(1998); Robert Wise's "The Hindenberg"(1975), and Frank LaLoggia's "Lady in White"(1988).

          Scott P. Schomer has been a director of our company and our chief financial officer since August 1999. He has also been senior vice president of business and legal affairs for Tag Entertainment, Inc., since February 2001.  From January 2000 to January 2001, Mr. Schomer was vice president of legal affairs of Stayhealthy, Inc.  From September 1999 to January 2000, he maintained an independent private law practice.  From June 1998 to August 1999, he was general counsel for Century West Financial Corporation, a real estate investment company. For the previous six years, he was a litigation attorney with the Los Angeles law firm of Allen, Matkins, Leck, Gamble & Mallory, LLP.  Mr. Schomer, a member of the California Bar, has served since 1997 as a Judge of the Los Angeles Municipal Court. He has also been president of the Los Angeles Center for Law and Justice.  Mr. Schomer is a graduate of Western Michigan University and received his law degree from Boston University.

          Susan Schindler is our treasurer and secretary, positions she has held since May 1999. From 1989 to February 1999, Ms. Schindler was the owner and president of "Brainwash", a San Francisco nightclub and café that also is a full-service laundromat. From April 1997 to the present, she has been a managing member of ATM Providers, LLC, a company that sells and places automated teller machines. She is a graduate of University of California at Berkeley.

          Mr. LaLoggia has devoted full-time to his position with us since our incorporation and will continue to do so pursuant to his employment agreement. The other officers and directors have been available as needed, which has varied between 5-10 hours per month.  The time spent by our officers and directors will significantly increase after this offering is deemed effective.

          Andrew G. La Marca has agreed to join our company as vice president and chief operating officer upon completion of our initial public offering.  He has been involved in the production of motion pictures for the past 15 years. From March 1999 to October 1999, he was the line producer of "Gun Shy" for Fortis Films and Walt Disney Company.  From January 1997 through June 1998, he was employed by Paramount Pictures Corporation as the line producer of "The Out of Towners" and the production manager of "Odd Couple II-Travelin' Light." From January 1996 to January 1997, Orion Pictures employed Mr. La Marca as the line producer for the movie "Eight Heads in a Duffel Bag." From January 1995 to January 1996, he was co-producer of the movie "Ace Ventura-When Nature Calls" for Morgan Creek Productions. From January 1994 to January 1995, he was employed by Walt Disney Company as CO-producer of "The Puppet Masters."

Compliance with Section 16(a) of the Securities Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our securities. Our directors and executive officers are in the process of completing and filing the requisite forms with the SEC.

Board of Directors and Committees

          All directors hold office until the next annual meeting of the shareholders and the election of their successors.  Officers are elected annually by the board of directors and serve at the discretion of the board.

          Our board of directors will establish two standing committees, an audit committee and a compensation committee, the members of which have not yet been appointed.

          Our audit committee will:

· recommend, to the entire board of directors, the independent public accountants to be engaged by us
· review the plan and scope of our annual audit
· review our internal controls and financial management policies with our independent public accountants
· review all related party transactions.

          The compensation committee will:

· review and recommend, to our entire board of directors, compensation and benefits to be paid to our officers  and directors
· administer our stock option plan
· approve the grant of options under the stock option plan
· establish and review general policies relating to compensation and benefits of our employees.

Board of Advisors

          We have a four-member board of advisors. Members of this board possess extensive experience in the motion picture industry, where they have worked individually and collectively in a variety of disciplines related to the industry. They serve at the behest of the board of directors and are available to give advice in all areas of the motion picture industry.  Their term of office will not exceed a period of five years.

          The members of our board of advisors generally receive a one-time issuance of 25,000 shares of our common stock. A total of 125,000 shares of our common stock was issued to Messrs. Levy, Carpenter, Dobson, and Bancalari when they joined the advisory board.  The shares were issued in reliance on the private placement exemption under the Securities Act of 1933, as amended.

          The following are brief biographical summaries of the members of our board of advisors.

          Norman Levy has held prominent positions in the motion picture industry for nearly 30 years. Mr. Levy has been president and chief executive officer of Creative Film Enterprises, a motion picture financing, production and distribution company since January 1991. From 1985 to December 1990, he was chairman of New Century /Vista Film Company. From 1980 to 1985, he served in various executive and management positions with Twentieth Century Fox including president of 20th Century Fox Entertainment and vice chairman of the holding company, 20th Century Fox Corporation. During his tenure at 20th Century Fox, Mr. Levy oversaw the production and distribution of such films as "Return of the Jedi", "The Empire Strikes Back", "Romancing the Stone", "Nine to Five" and "The Verdict." From 1974 to 1980 he was with Columbia Pictures where he served as president of Columbia Pictures Distributing and Marketing and managed the distribution and marketing of the critically acclaimed and financially successful films "Close Encounters of The Third Kind", "Midnight Express", "Taxi Driver", "Funny Lady", and "The China Syndrome." From 1967 to 1974, Mr. Levy held various executive positions at National General Pictures, which he joined after having been employed by Universal Pictures in various administrative and sales positions beginning in 1957. Mr. Levy is a voting member of the Executive Branch of the Academy of Motion Picture Arts and Sciences.

          Russell Carpenter served as director of our company from July 1998 to July 1999. Mr. Carpenter, A.S.C., is an Academy Award winner. He was director of photography of "Titanic", directed by James Cameron, and received the Oscar for Best Cinematography. This was the third time he and Mr. Cameron have worked together. In addition to the action-comedy "True Lies", he was director of photography for the multimedia footage for "Terminator 2-3D, on view at Universal Studios' Orlando theme park. In contrast to his action credits, "The Indian in the Cupboard" revealed an intimate photographic style developed by Mr. Carpenter for the delicacy of the story.  He was the director of photography for "Hard Target", "Attack of the 50 Ft. Woman", "The Lawnmower Man", "Perfect Woman", "Solar", the haunting "Lady in White", and the recently released "Money Talks" with Stan Winston directing. Mr. Carpenter photographed the Michael Jackson music video "Ghosts." He recently completed photography for "The Negotiator" and "Charlie's Angels."

          Vini Bancalari is the president and founder of Elite Entertainment, Inc., a company that specializes in the restoration and distribution of classic films. Elite has released in laser disc and optical disc format-DVD, a well-respected collection of genre film classics to the home video market. Elite's recent contract for digital transfer of the film library of Hammer Film Productions Limited has placed the company into the realm of classic genre cinema. Among the titles Elite has remastered and distributed on laserdisc or DVD are "Night of the Living Dead", " Nightmare on Elm Street", "The Evil Dead", "Re-Animator", "Dracula-Prince of Darkness", "Quartermass and the Pit", "The Devil Rides Out" and Frank LaLoggia's classic ghost tale, "Lady in White."

          Jimmy Dobson is president and co-founder of Indie P.R., a boutique entertainment industry public relations firm. He has created publicity campaigns for many films, television shows and individual clients including  "X-Files" and its star David Duchovny. Some of Mr. Dobson's clients include actors Roseanne, Kirstie Alley, Diane Ladd, Carol Burnett and Andrew Dice Clay. His music clients have included Grace Jones, "The Grateful Dead" and "The Beach Boys."

Item 10. Executive Compensation.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation

Frank LaLoggia, President and CEO	2000	$25,000(1)(2)	-0-	-0-
	2001	100,000(1)(2)	-0-	-0-

Katherine Helmond, Director	2000	-0-	-0-	-0-
	2001	-0-	-0-	-0-

Scott Schomer, Director	2000	-0-	-0-	-0-
	2001	-0-	-0-	-0-

Susan Schindler, Director	2000	-0-	-0-	-0-
	2001	-0-	-0-	-0-

(1) Mr. LaLoggia's compensation was accrued, pursuant to his employment agreement, but not paid. This amount represents the salary accrued from October 1, 2000 through December 31, 2000 and for the year ended December 31, 2001.
 (2)  No other compensation was paid.

          We did not pay any salaries to our officers or directors during the years ending December 31, 2000 and December 31, 2001. On August 31, 2000, we entered into a one-year employment agreement with Mr. LaLoggia, which has since been extended for an additional year. The term of the agreement began on October 1, 2000 and provides for an annual salary of $100,000 and standard benefits. Although Mr. LaLoggia had not received any salary in 2000 and 2001, his salary has been accruing since October 1, 2000; $25,000 for the three months ended December 31, 2000 and $100,000 for the year ended December 31, 2001 for a total of $125,000 as of December 31, 2001. During the first quarter of 2002, Mr. LaLoggia began receiving partial salary payments with the balance continuing to be accrued. We do not intend to pay any other officer or director annual compensation exceeding $100,000 during the next 12 months.

          We do not presently have any other employment or consulting agreements.  We may enter into employment agreements with certain officers, directors or other key personnel in the future.

Directors' compensation

          Directors who are also employees receive no additional compensation for attendance at board meetings. Non-employee directors will receive $500 for attendance at each board meeting or committee meeting. Our directors will be reimbursed for reasonable expenses incurred in attending meetings. No director's fees have been paid to date. Directors may also be granted stock options under our stock option plan. We anticipate that our board will hold regularly scheduled quarterly meetings.

Stock Option Plan

          On July 29, 1998, our board of directors and a majority of our shareholders adopted the 1998 BellaCasa Productions, Inc. Stock Option Plan. The plan authorizes the granting options to purchase up to 1,000,000 shares of common stock. The board's responsibility includes the selection of option recipients, as well as, the type of option granted and the number of shares covered by the option and the exercise price. No options have been granted under the plan.

          Plan options may either qualify as non-qualified options or incentive stock options under Section 422 of the Internal Revenue Code. Any incentive stock option granted under the plan must provide for an exercise price of at least 100% of the fair market value on the date of such grant and a maximum term of ten years.  If the employee owns more than 10% of our stock, the exercise price of any incentive option granted must be at least 110% of fair market value and must be exercised within five years after the grant.

          All of our officers, directors, key employees and consultants will be eligible to receive non-qualified options under the plan. Only officers, directors and employees who are formally employed by BellaCasa are eligible to receive incentive options.

          All incentive options are non-assignable and non-transferable, except by will or by the laws of descent and distribution. If an optionee's employment is terminated for any reason other than death, disability or termination for cause, the stock option will lapse on the earlier of the expiration date or three months following the date of termination. If the optionee dies during the term of employment, the stock option will lapse on the earlier of the expiration date of the option or the date one-year following the date of death. If the optionee is permanently and totally disabled within the meaning of Section 22(e)(3) of the Internal Revenue Code, the plan option will lapse on the earlier of the expiration date of the option or one year following the date of such disability.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

          Our authorized capital stock consists of 50,000,000 shares of common stock, and 25,000,000 shares of preferred stock, each having a par value of $0.0001 per share.

          As of March 29, 2002, there were 8,082,167 shares of our common stock issued and outstanding. None of our preferred stock has been issued.

          We had 76 shareholders of our common stock on March 29, 2002

          The following table describes certain information regarding certain individuals who beneficially owned our common stock on March 29, 2002. In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

          The individuals included in the following table are

· people who we know beneficially own or exercise voting or control over 5% or more of our common stock,
· each of our directors, and
· all executive officers and directors as a group.
Name	Shares Beneficially Owned	Percentage

Frank LaLoggia	4,710,010	59.3%
Katherine Helmond	50,000	*
Scott P. Schomer	50,000	*
Susan Schindler	50,000	*
Andrew G. La Marca (1)	250,000	3.1
Charles M. LaLoggia	440,000	5.4
All directors and executive officers (4) persons as a group	4,860,000	60.1%
* Less than 1% (1) Mr. La Marca has agreed to join our company as vice president and chief operating officer upon completion of our initial public offering.

          The address of all directors and executive officers is 100 Universal City Plaza, Building #2532, Suite 305, Universal City, CA 91608.

          Mr. Charles M. LaLoggia's address is 457 Park Avenue, Rochester, NY 14607

Indemnification of Directors and Officers

          Our articles of incorporation and by-laws indemnify our directors and officers to the fullest extent permitted by Nevada corporation law.  Insofar as indemnification for liability arising under the Securities Act may be permitted to directors, officers, and controlling persons, we are aware that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act of 1933 and is unenforceable.

Item 12. Certain Relationships and Related Transactions.

          Upon our formation, we issued 4,951,000 shares, which were valued at $492, to our founder, Mr. Frank LaLoggia. The consideration for these shares was the ownership rights to Mr. LaLoggia's two screenplays, "The Giant" and "Hands." Mr. LaLoggia acquired his interest in "The Giant" from New Sky Communications, Inc. in exchange for the right to receive 5% of the total budget of the associated film up to a maximum of $750,000 if the film is ultimately produced. We acquired the rights to "The Giant" subject to that agreement.  The ownership rights to the two screenplays were recorded on our balance sheet at the nominal amount of $492 without allocation. As part of "The Giant" acquisition, we also received more than 1,500 storyboard drawings, which are completed visual representations of the camera setups to be used in the film "The Giant."

          From January 2000 to December 31, 2001, Mr. Frank LaLoggia made non-interest bearing and unsecured advances to us in the amount of $155,401.  These advances are due on October 31, 2003. In addition, in December 2001, Mr. Charles M. LaLoggia, a stockholder, advanced $50,000.  His advance bears interest at 6% and is due and payable with interest in June 2003. Messrs. Frank LaLoggia and Charles M. LaLoggia are cousins.

          Commencing October 1, 2000, we entered into an employment agreement with Frank LaLoggia, our president and principal stockholder. Terms of the agreement provide for an annual salary of $100,000.  Accordingly, the Company has accrued approximately $125,000 associated with this agreement through December 31, 2001, which has been included in accounts payable and accrued expenses in our balance sheet.

Item 13. Exhibits and Reports on Form 8-K.

          (a) None

          (b) There were no Reports on Form 8-K filed during the last quarter of the period covered by this report.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BellaCasa Productions, Inc.

(Registrant)

By:	/s/ Frank LaLoggia

Frank LaLoggia President, Chief Executive Officer and Chairman of the Board of Directors

Date:	3/29/02

          In accordance with the Securities Act of 1933, this amendment to the registration was signed by the following persons in the capacities and on the dates indicated.

/s/ Frank LaLoggia	3/29/02

Frank LaLoggia, President, Chief Executive Officer and Chairman of the Board of Directors

/s/ Katherine Helmond	3/29/02

Katherine Helmond, Director

/s/ Scott P. Schomer	3/29/02

Scott P. Schomer, Chief Financial Officer and Director

/s/ Susan Schindler	3/29/02

Susan Schindler, Treasurer and Secretary

BELLACASA PRODUCTIONS, INC.
(A Development Stage Company)

Table of Contents

Independent Auditors' Report	F-2

Financial Statements:

Balance Sheets	F-3

December 31, 2001
December 31, 2000

Statements of Operations	F-4

Year ended December 31, 2001
Year ended December 31, 2000
Period from July 28, 1998 (inception) through December 31, 2001

Statements of Stockholders' Equity (Deficit)	F-5

Year ended December 31, 2001
Year ended December 31, 2000
Period from July 28, 1998 (inception) through December 31, 2001

Statements of Cash Flows	F-6

Year ended December 31, 2001
Year ended December 31, 2000
Period from July 28, 1998 (inception) through December 31, 2001

Notes to Financial Statements	F-7

Independent Auditors' Report

The Board of Directors

BellaCasa Productions, Inc.:

We have audited the accompanying balance sheets of BellaCasa Productions, Inc. (a development stage company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and the period from July 28, 1998 (date of inception) through December 31, 2001.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BellaCasa Productions, Inc. (a development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and the period from July 28, 1998 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 9 to the financial statements, the Company has experienced net operating losses of $157,482 and $127,241 for the years ended December 31, 2001 and 2000, respectively.  At December 31, 2001, the Company continues to experience a working capital deficit and also has a stockholders' deficit of $258,103.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in note 9.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

March 20, 2002

/s/ Parks, Tschopp, Whitcomb & Orr, P.A.

Parks, Tschopp, Whitcomb & Orr, P.A. Maitland, Florida

BELLACASA PRODUCTIONS, INC.
(A Development Stage Company)

Balance Sheets

Assets

	December 31,	December 31,
	2001	2000
Current assets:
Cash	$ 49,031	1,110
Prepaid offering costs	23,171	23,168

Total current assets	72,202	24,278

Investment in screenplays (note 2)	492	492

Office furniture and equipment, net (note 5)	2,098	2,846

Intangible assets, net of accumulated
amortization of $2,223 and $1,038	-	1,185

	$ 74,792	28,801

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$ 126,494	26,633
Other current liabilities	1,000	1,000

Total current liabilities	127,494	27,633

Advances from stockholders (note 3)	205,401	110,792

Total liabilities	332,895	138,425

Stockholders' deficit (notes 6, 7 and 8):
Common stock, $.0001 par value, authorized
50,000,000 shares, issued and outstanding
8,082,167 and 8,055,500 shares	809	806
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	-	-
Additional paid in capital	174,326	174,326
Deficit accumulated during the development stage	(428,238)	(270,756)
Deferred compensation (note 4)	-	(9,000)
Stockholder receivable	(5,000)	(5,000)

Total stockholders' deficit	(258,103)	(109,624)

	$ 74,792	$ 28,801

See accompanying notes to financial statements.

F-3

BELLACASA PRODUCTIONS, INC.
(A Development Stage Company)

Statements of Operations

			Period from
			July 28, 1998
	Year Ended	Year Ended	(inception) through
	December 31, 2001	December 31, 2000	December 31, 2001

Revenue	$ -	-	-

Costs and expenses:
Product development and marketing	-	(11,537)	(32,494)
Interest expense	-	-	(784)
General and administrative	(157,482)	(115,704)	(397,365)

Total costs and expenses	(157,482)	(127,241)	(430,643)

Interest income	-	200	2,405

Net loss	$ (157,482)	(127,041)	(428,238)

Basic and diluted loss per share	$ (0.020)	(0.016)	(0.055)

Weighted average number of shares
outstanding	8,063,705	8,055,500	7,765,702

See accompanying notes to financial statements.

F-4

BELLACASA PRODUCTIONS, INC.
(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

Period from July 28, 1998 (inception) through December 31, 2001

			Additional				Total
	Common	Stock	Paid In	Accumulated	Deferred	Stockholder	Stockholders'
	Shares	Amount	Capital	Deficit	Compensation	Receivable	Equity (Deficit)

Common stock issued for
contributed assets	4,915,000	$ 492	-	-	-	-	492
Common stock issued to directors/
advisors for services (note 3)	275,000	28	27,472	-	(27,500)	-	-
Deferred compensation earned	-	-	-	-	7,166	-	7,166
Common stock issued for cash	1,400,000	140	-		-		140
Common stock issued for cash	473,000	48	47,252	-	-	-	47,300
Net loss	-	-	-	(11,392)	-	-	(11,392)

Balances at December 31, 1998	7,063,000	708	74,724	(11,392)	(20,334)	-	43,706
Common stock issued to directors
for services (note 3)	100,000	10	9,990	-	(10,000)	-	-
Deferred compensation earned	-	-	-	-	14,834	-	14,834
Common stock issued for services	500	-	500	-	-	-	500
Common stock issued for cash	892,000	88	89,112	-	-	(5,000)	84,200
Net loss	-	-	-	(132,323)	-	-	(132,323)

Balances at December 31, 1999	8,055,500	806	174,326	(143,715)	(15,500)	(5,000)	10,917
Deferred compensation earned	-	-	-	-	6,500	-	6,500
Net loss	-	-	-	(127,041)	-	-	(127,041)

Balances at December 31, 2000	8,055,500	806	174,326	(270,756)	(9,000)	(5,000)	(109,624)
Common stock issued for services	26,667	3	-	-	-	-	3
Deferred compensation earned	-	-	-	-	9,000	-	9,000
Net loss	-	-	-	(157,482)	-	-	(157,482)

Balances at December 31, 2001	8,082,167	$ 809	174,326	(428,238)	-	(5,000)	(258,103)

See accompanying notes to financial statements.

F-5

BELLACASA PRODUCTIONS, INC.
(A Development Stage Company)

Statements of Cash Flows

			Period from
			July 28, 1998
	Year Ended	Year Ended	(inception) through
	December 31, 2001	December 31, 2000	December 31, 2001

Cash flows from operating activities:
Net loss	$ (157,482)	(127,041)	(428,238)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,933	1,159	4,674
Common stock issued for services	9,000	6,500	38,003
Change in operating assets and liabilities:
Accounts payable and accrued expenses	99,861	24,141	126,494
Prepaid offering costs	-	(3,168)	(23,171)
Advances from stockholder	94,609	106,792	165,401
Other liabilities	-	(11,000)	1,000

Net cash provided by (used in)
operating activities	47,921	(2,617)	(115,837)

Cash flows from investing activities:
Organization costs	-	-	(2,223)
Purchase of property and equipment	-	(435)	(4,409)

Net cash used in investing activities	-	(435)	(6,632)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	131,500
Proceeds from issuance of stockholder note payable	-	-	20,000
Repayment of principal on stockholder note payable	-	-	(20,000)

Net cash provided by financing activities	-	-	131,500

Net increase (decrease) in cash	47,921	(3,052)	9,031

Cash at beginning of period	1,110	4,162	-

Cash at end of period	$ 49,031	1,110	9,031

Supplementary disclosure of cash flow information:

Cash paid for interest	-	-	784

Cash paid for income taxes	-	-	-

See accompanying notes to financial statements.

F-6

BELLACASA PRODUCTIONS, INC.
(A Development Stage Company)

Notes to Financial Statements

December 31, 2001 and 2000

(1)    Summary of Significant Accounting Policies

(a)   Nature of development stage operations

BellaCasa Productions, Inc., (BellaCasa or the Company) was formed on July 28, 1998 as a Nevada Corporation.  The Company has been organized with the intent to operate in the entertainment industry specifically in connection with the production and distribution of motion pictures.

The Company's activities to date have consisted primarily of organizational and equity fund raising activities.

(b)   Property and equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets which range from three to five years, using the straight-line method.

(c)   Intangible assets

Organization costs are amortized over a five-year period using the straight-line method.

(d)   Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Changes in tax rates are recognized in the period that includes the enactment date.

(Continued)
F-7

BELLACASA PRODUCTIONS, INC.
(A Development Stage Company)

Notes to Financial Statements

(1)    Continued

Development stage operations from inception through December 31, 2001, resulted in net operating losses.  It is uncertain whether any tax benefit of the net operating loss will be realized in future periods.  Accordingly, no income tax provision or benefits have been recognized in the accompanying financial statements.

The net operating loss carryforwards at December 31, 2001 available to offset taxable income in future periods amount to approximately $300,000 which will expire at various dates through 2021.

(e)  Use of Estimates

Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.  Actual results could differ from those estimates.

(f)     Earnings per Common Share

Earnings per common share have been computed based upon the weighted average number of shares outstanding during the period presented.  Common stock equivalents resulting from the issuance of stock options have not been included in the per share calculations because such inclusion would not have a material effect on earnings per common share.

(g)   Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which sets forth accounting and disclosure requirements for stock-based compensation arrangements.  The new statement encourages but does not require, companies to measure stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25").  The Company has adopted the disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB No. 25.  Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock.  The amount of compensation cost, if any, will be charged to operations over the vesting period.

(Continued)
F-8

BELLACASA PRODUCTIONS, INC.
(A Development Stage Company)

Notes to Financial Statements

(1),    Continued

(h)   Cash Flows

For purposes of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(i)    Comprehensive Income

In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."  For the years ended December 31, 2001 and 2000, the Company has no items of comprehensive income.

(j)    Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. (SAB 101), "Revenue Recognition in Financial Statements."  SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements.  The Company adopted SAB 101 in the fourth quarter of fiscal 2000.  The adoption of SAB 101 did not have a material effect on the Company's operations or financial position.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25."  Among other issues, that interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination.  This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000.  To the extent that this interpretation covers  events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation is recognized on a prospective basis from July 1, 2000.  The implementation of this interpretation does not have a material impact on the Company's financial statements.

(Continued)
F-9

BELLACASA PRODUCTIONS, INC.
(A Development Stage Company)

Notes to Financial Statements

(j)    Recent Accounting Pronouncements (Continued)

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be adopted in years beginning after June 15, 2000.  The Company does not hold derivative instruments or engage in hedging activities.  The Company implemented Statement 133 beginning in the first quarter of its fiscal year ending December 31, 2001, with no effect on its financial position, results of operations or cash flows.

(2)     Investment in Screenplays

During the years ended December 31, 2000 and 1999, the principal stockholder contributed two motion picture screenplays in exchange for 4,915,000 shares of common stock.  The contributed screenplays are identified as "Hands" and "The Giant." Pursuant to an agreement with an unrelated third party, the rights, title and interest in the Giant were transferred to the principal stockholder in exchange for the right to receive 5% of the total budget of the associated film limited to a maximum of $750,000 if the film is ultimately produced.

(3)     Related Party Transactions

Commencing in January 2000 through December 31, 2001, the principal stockholder has advanced $155,401 to the Company.  The advances are non-interest bearing, unsecured and due on October 31, 2003.  In addition, another stockholder has advanced $50,000 to the Company.  The advances bear interest at 6% and are due and payable with interest in June 2003.

Commencing October 1, 2000, the Company entered into an employment agreement with its principal stockholder and officer.  Terms of the agreement provide for an annual salary of $100,000.  Accordingly, the Company has accrued approximately $125,000 associated with this agreement through December 31, 2001, which has been included in accounts payable and accrued expenses in the accompanying balance sheet.

(4)     Deferred Compensation

The Company has issued 375,000 shares to Directors and certain individuals which comprise a Board of Advisors, as payment for services to be provided over their appointed terms.  Accordingly, the payment is recorded as compensation expense during the period such services are provided.

(Continued)
F-10

BELLACASA PRODUCTIONS, INC.
(A Development Stage Company)

Notes to Financial Statements

(5)     Property and Equipment

Property and equipment consists of the following:

	December 31, 2001	December 31, 2000

Production equipment	$ 4,409	4,409
Less accumulated depreciation	(2,311)	(1,563)

	$ 2,098	2,846

(6)     Private Placement Memorandum

During 1998, the Company issued a private placement memorandum pursuant to Rule 504 of Regulation D under the Federal Securities Act of 1933.  Terms of the amended memorandum provide for an offering of up to 1,365,000 shares of common stock at an offering price of $0.10 per share.

As of December 31, 1998, the Company had sold 473,000 shares of stock resulting in proceeds of $47,300 in connection with this offering. In 1999, the Company completed the offering by selling the remaining shares available which resulted in additional proceeds of approximately $89,000.

(7)     Stock Option Plan

In July 1998, the Company adopted the BellaCasa Productions, Inc. 1998 Stock Option Plan (Plan).  The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  As of December 31, 2001 and 2000 no options had been granted under the Plan.

(8)     Reverse Stock Split

In April 2000, the Board of Directors authorized a 1 for 2 reverse stock split to all holders of record at that date.  Subsequent to this date, the reverse split authorization was rescinded by the Company.  All share and per-share amounts in the accompanying financial statements have been restated to give effect to the rescission of the reverse stock split.

(Continued)
F-11

BELLACASA PRODUCTIONS, INC.
(A Development Stage Company)

Notes to Financial Statements

(9)     Going Concern

The Company's financial statements have been presented on a going concern basis which contemplates the realization and the satisfaction of liabilities in the normal course of business.  As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations.   The Company reported net losses of $157,482 and $127,241 for the years ended December 31, 2001 and 2000, respectively.  Additionally, there is a stockholders' deficit of $258,103 at December 31, 2001.

These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Management's plans are to continue its equity funding efforts in order to commence motion picture production activities.  However, there can be no assurance that the Company will be successful in accomplishing its objectives.

F-12