Form 10KSB/A
period 2001-12-31
BELLACASA PRODUCTIONS INC
filed 2002-07-16
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

The number of shares outstanding of the issuer's common equity, as of July 12, 2002 was 8,082,167.

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

          As part of our plan to develop our company, we filed a Registration Statement for an initial public offering with the Securities and Exchange Commission.  On December 7, 2001, the Registration Statement was deemed effective.  The offering is for up to 1,200,000 units, consisting of one share of common stock, one class A and one class B warrant, at $1.00 per unit for a total maximum offering of $1,200,000. The offering was not successful. On June 18, 2002, we terminated the offering without having sold any units.

          Shortly after our incorporation, we acquired from Mr. Frank LaLoggia certain rights to two screenplays entitled "The Giant" and "Hands." Mr. LaLoggia is our founder, president and board chairman. We intend to produce motion pictures based on these literary properties. We have begun to proceed with the pre-production stage for "The Giant." Our pre-production has included interviewing potential cast members and supporting staff. We have also made arrangements for the logistics of filming on location outside of the United States and preparing our budgets.

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

Employees

          We currently have two employees, our president and chief executive officer, Mr. Frank LaLoggia and his administrative assistant. We may utilize independent contractors and consultants from time to time to assist in developing, producing and promoting our motion pictures.  Independent contractors are generally paid on a commission, hourly or job-related basis, depending on the services being performed.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

          Our common stock is not listed or quoted at the present time.  We plan to obtain a sponsoring market maker to file Form 211 with the National Association of Securities Dealers for approval to have our common stock quoted on the OTC Bulletin Board. We plan to request that our common stock trade under the symbol, if available, "BCSA" . There is no assurance that we will be able to obtain a sponsoring market maker to file Form 211 and there is no assurance that if the Form 211 were filed that approval would be granted so that our securities would be permitted to trade on the OTC Bulletin Board. Therefore, there can be no assurance that a public market for our common stock will ever develop.

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

          Costs and Expenses.  Total costs and expenses in the year ended December 31, 2001 were $157,482, an increase of $30,241, or 24%, compared to $127,241 in the year ended December 31, 2000.   Although the cost for product development and marketing decreased, in the year 2001, to $-0- from $11,537, in 2000, general and administrative expenses increased $41,778 resulting in the net increase of $30,241. This change was primarily the result of a $75,000 increase in accrued officer's salary expense going up $75,000 from $25,000 in 2000 to $100,000 in 2001 because our employment contract with Mr. Frank LaLoggia became effective on October 1, 2000; consequently in the year 2000 there was three months of expense and in the year 2001 the expense was for the full year. Partially offsetting this expense increase of expense was a reduction in rent of $10,550, from $23,688, in the year 2000, to $13,138 in year 2001; a decline in depreciation and amortization of $5,726, from $7,659, in the year 2000, to $1,933, in the year 2001, and a decline of the $18,864 balance in general and administrative expenses was from a reduction of general office expense.

          Losses.  Our net loss, before taxes, for the year ended December 31, 2001 was $157,482, an increase of $30,441, or 24%, compared to $127,041 in the prior year. The increase in the net loss results from the increase in costs and expenses described in the paragraph regarding "Costs and Expenses."

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

          During the years ended December 31, 2001 and December 31, 2000, we primarily arranged for our public offering which was terminated on June 18, 2001, without raising any funds. We expect to continue with fund-raising activities but there is no assurance we will be able to raise any funds.

Liquidity and Capital Resources

          As of December 31, 2001, we had cash in the amount of $49,031 compared to $1,110 at the end of the prior year. This increase of $47,921, as detailed in the Statement of Cash Flows, results primarily from our borrowing $94,609 from our stockholders, $50,000 of which was from Charles LaLoggia and $44,609 from our president Frank LaLoggia. In addition, our president deferred his salary of $100,000 which further reduced our cash expenditures.

          We have not generated cash flow from our operations. In fact, our operating activities consumed $47,921 for the year ended December 31, 2001 after accounting for stockholder advances of $94,609.

          We will attempt to meet our cash needs over the next 12 months through the sale of securities or through borrowings.

          Capital Expenditures.  In our year ended December 31, 2001, we did not make any capital expenditures and in the prior year we acquired production equipment for $435.  We have no plans for capital expenditures until we raise sufficient capital.

Ability to Continue as a Going Concern

          Our financial statements, which are a part of this Form 10-KSB/A, have been presented assuming that we will continue as a going concern. As more fully described, our liquidity has been adversely affected by significant losses from operations. We reported net losses of $157,482 and $127,241 for the years ended December 31, 2001 and 2000, respectively.  Additionally, there is a stockholders' deficit of $258,103 at December 31, 2001.

          Our management estimates it will need approximately $300,000 to fund our operations for the next 12 months. Our management's plan regarding these matters is to seek equity funding to allow us to meet our cash needs. However, there can be no assurance that we will be successful in accomplishing our objectives.

Plan of Operation

          Status of Public Offering of Securities [Item 701(f) Disclosure]. On December 7, 2002, our registration statement, 333-37752, for the sale of 1,200,000 units consisting of common stock and warrants was deemed effective by the Securities and Exchange Commission. As of December 31, 2002, we had not sold any of the units. On June 18, 2002, we terminated the offering without selling any of the units.

          We presently do not have enough cash to satisfy future cash requirements.  We will need a minimum of $300,000 for our cash requirements for the next 12 months. We were unsuccessful in raising capital by the sale of our common stock and warrants pursuant to an initial public offering of up to 1,200,000 units at $1.00 per unit.  With the proceeds of that offering, we intended to complete the pre-production of a motion picture. Since our registration statement became effective on December 7, 2001, we have not accepted any subscriptions from investors.

          If we only raise a nominal amount, for example, $120,000 , we will use all proceeds for working capital, and it will be necessary for us to seek additional financing.  If we are unsuccessful in doing so, we may have to cease operations based on our current business plan.

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

            There can be no assurance that we will be successful in raising the capital we require.  We believe that if we raise a minimum of $300,000 we will be able to complete pre-production of a motion picture and pursue opportunities to secure financing to complete the motion picture.

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

Financing Strategy

          We will not be able to produce a feature film on our own with the proceeds of this offering without additional outside financing and the deferral of certain production costs. Wherever possible we will attempt to make arrangements with providers of goods and services to defer payment until a later stage in the production and financing cycle. Once a film package has been assembled, there are various methods to obtain the funds needed to complete the production of a movie. Examples of financing alternatives include the assignment of our rights in a film to a joint venture or a co-producer. Also, we may form a limited liability company or partnership where we will be the managing member or the general partner.  In addition we may obtain favorable prerelease sales or pre-licensing commitments from various end-users such as independent domestic distributors, foreign distributors, cable networks, and video distributors. These various techniques, which are commonly used in the industry, can be combined to finance a project without a major studio financial commitment.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our securities. Our directors and executive officers have advised the Company that they have mailed the required forms to the SEC and are awaiting notice of receipt.

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

BellaCasa Productions, Inc.

(Registrant)

By:	/s/ Frank LaLoggia

Frank LaLoggia President, Chief Executive Officer and Chairman of the Board of Directors

Date:	7/14/02

          In accordance with the Securities Act of 1933, this amendment to the registration was signed by the following persons in the capacities and on the dates indicated.

/s/ Frank LaLoggia	7/14/02

Frank LaLoggia, President, Chief Executive Officer and Chairman of the Board of Directors

/s/ Katherine Helmond	7/15/02

Katherine Helmond, Director

/s/ Scott P. Schomer	7/16/02

Scott P. Schomer, Chief Financial Officer and Director

/s/ Susan Schindler	7/15/02

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