Form 10QSB
period 2002-03-31
BELLACASA PRODUCTIONS INC
filed 2002-07-16
CIK 1108088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002.
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

BELLACASA PRODUCTIONS, INC.
A Nevada Corporation	I.R.S. Employer Identification No. 58-2412118
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
[X] Yes [ ] No

The number of shares outstanding of the issuer's common equity, as of July 12, 2002 was 8,082,167. Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I

Item 1. Financial Statements.

BELLACASA PRODUCTIONS, INC.
(A Development Stage Company)

Balance Sheets

Assets
	March 31, 2002 (Unaudited)	December 31, 2001
Current assets:
Cash	$2,878	$49,031
Prepaid offering costs (note 3)	-	23,171

Total current assets	2,878	72,202

Investment in screenplays (note 4)	492	492

Office furniture and equipment, net (note 7)	1,911	2,098

	$5,281	$74,792

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses (note 5)	$141,494	$126,494
Other current liabilities	9,250	1,000

Total current liabilities	150,744	127,494

Advances from stockholders (note 5)	194,052	205,401

Total liabilities	344,796	332,895

Stockholders' deficit:
Common stock, $.0001 par value, authorized
50,000,000 shares, issued and outstanding
8,082,167 shares	809	809
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding		-
Additional paid-in capital	174,326	174,326
Deficit accumulated during the development stage	(509,650)	(428,238)
Stockholder receivable	(5,000)	(5,000)

Total stockholders' deficit	(339,515)	(258,103)

	$5,281	$74,792

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(A Development Stage Company)

Statements of Operations

	Three months ended March 31, 2002 (Unaudited)	Three months ended March 31, 2001 (Unaudited)	Period from July 28, 1998 (inception) through March 31, 2002 (Unaudited)

Revenue	$-	-	-

Costs and expenses:
Product development and marketing	-	-	(32,494)
Interest expense	(750)	-	(1,534)
Prepaid offering expense charged-off	(23,171)	-	(23,171)
General and administrative	(57,491)	(34,609)	(454,856)

Total costs and expenses	(81,412)	(34,609)	(512,055)

Interest income	-	-	2,405

Net loss	$(81,412)	(34,609)	(509,650)

Basic and diluted loss per share	$(0.020)	(0.004)	(0.065)

Weighted average number of shares
outstanding	8,082,167	8,055,500	7,786,925

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(A Development Stage Company)

Statements of Cash Flows

	Three Months Ended March 31, 2002 (Unaudited)	Three Months Ended March 31, 2001 ( Unaudited)	Period from July 28, 1998 (inception) through March 31, 2002 (Unaudited)

Cash flows from operating activities:
Net loss	$(81,412)	(34,609)	(509,650)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	187	1,923	4,861
Common stock issued for services	-	-	38,003
Change in operating assets and liabilities:
Accounts payable and accrued expenses	15,750	24,861	142,244
Prepaid offering costs	23,171	-	-
Advances from (repaid to) stockholder	(11,349)	7,425	194,052
Other liabilities	7,500	-	8,500

Net cash (used in) operating activities	(46,153)	(400)	(121,990)

Cash flows from investing activities:
Organization costs	-	-	(2,223)
Purchase of property and equipment	-	-	(4,409)

Net cash used in investing activities	-	-	(6,632)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	131,500

Net cash provided by financing activities	-	-	131,500

Net increase (decrease) in cash	(46,153)	(400)	2,878

Cash at beginning of period	49,031	1,110	0

Cash at end of period

$

	2,878	710	2,878

Supplementary disclosure of cash flow information:

Cash paid for interest	-	-	784

Cash paid for income taxes	-	-	-

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(A Development Stage Company)

Notes to Interim Financial Statements
March 31, 2002

(1) Interim Financial Statements

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.

(2) Summary of Significant Accounting Policies

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

Development stage operations, from inception through March 31, 2002, resulted in net operating losses.  It is uncertain whether any tax benefit of the net operating loss will be realized in future periods.  Accordingly, no income tax provision or benefits have been recognized in the accompanying financial statements.

The net operating loss carryforwards at March 31, 2002 available to offset taxable income in future periods amount to approximately $500,000 which will expire at various dates through 2022.

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

(3) Prepaid Offering Costs

Prepaid offering costs consist of expenses incurred that are directly related to a public offering of securities pursuant to a registration statement filed with the Securities and Exchange Commission which became effective in December 2001. These costs were to be offset against stockholders' equity from funds raised from the offering.  The offering was closed in June 2002 without any funds raised. The prepaid offering costs were charged to expense for the period ended March 31, 2002.

(4) Investment in Screenplays

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

(5) Related Party Transactions

Commencing in January 2000 through March 31, 2002, the principal stockholder has advanced $144,052 to the Company.  The advances are non-interest bearing, unsecured and due on October 31, 2003.  In addition, another stockholder has advanced $50,000 to the Company.  The advances bear interest at 6% and are due and payable with interest in June 2003. As of March 31, 2002, interest in the amount of $750 has been accrued.

Commencing October 1, 2000, the Company entered into an employment agreement with its principal stockholder and officer.  Terms of the agreement provide for an annual salary of $100,000.  Accordingly, the Company has accrued approximately $150,000 associated with this agreement through March 31, 2002, of which $10,000 has been paid and $140,000 has been included in accounts payable and accrued expenses in the accompanying balance sheet.

(6) Deferred Compensation

The Company has issued 375,000 shares to Directors and certain individuals which comprise a Board of Advisors, as payment for services to be provided over their appointed terms.  Accordingly, the payment is recorded as compensation expense during the period such services are provided.

(7) Property and Equipment

Property and equipment consists of the following:

	March 31, 2002	March 31, 2001

Production equipment	$ 4,409	4,409
Less accumulated depreciation	(2,498)	(1,750)

	$ 1,911	2,659

(8) Stock Option Plan

In July 1998, the Company adopted the BellaCasa Productions, Inc. 1998 Stock Option Plan (Plan).  The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  As of March 31, 2002 and 2001 no options had been granted under the Plan.

(9) Going Concern

The Company's financial statements have been presented on a going concern basis which contemplates the realization and the satisfaction of liabilities in the normal course of business.  As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations.   The Company reported a net loss of $81,412 for the three months ended March 31, 2002 and losses of $157,482 and $127,241 for the years ended December 31, 2001 and 2000, respectively.  Additionally, there is a stockholders' deficit of $339,515 at March 31, 2002.

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

Item 2. Management's Discussion and Analysis and Plan of Operation.

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

Status of Public Offering of Securities [Item 701(f) Disclosure]

          On December 7, 2002, our registration statement for the sale of 1,200,000 units consisting of common stock and warrants was deemed effective by the Securities and Exchange Commission. As of March 31, 2002, we had not sold any of the units. On June 18, 2002, we terminated the offering without selling any of the units.

Results of Operations

          The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Three Months Ended March 31, 2002, Three Months Ended March 31, 2001, and from Inception, July 28, 1998 through March 31, 2002:

          Sales. We are presently in the development stage of our motion picture production business. We did not have any sales since inception on July 28, 1998 through March 31, 2002.

          Costs and Expenses.  Total costs and expenses for the three months ended March 31, 2002 were $81,412 compared to $34,609 in the three months ended March 31, 2001. This increase in costs and expenses of $46,803 is primarily the result of writing-off $23,171 of prepaid offering expenses and incurring approximately $18,109 of travel and promotional expenses which were indirectly related to the aborted public offering. Included in Costs and Expenses is $25,000 for officer's salary for the March 31, 2002 quarter and the same amount for the March 31, 2001 quarter. This amount was accrued for both periods although only $10,000 was paid in the 2002 quarter and $-0- was paid in the comparable 2001 quarter. The total of our costs and expenses since our inception is $512,055.

          Losses.  Our net loss, before taxes, for the three months ended March 31, 2002 was $81,412, an increase of $46,803, compared to $34,609 in the comparable three months of 2001.This increase was a result of the increase of costs and expenses referred to previously. Our losses since inception total $509,650.

          We have elected not to reduce our net loss by any tax benefit for the quarter ended March 31, 2002 or for the quarter ended March 31, 2001 or since inception.

          Our loss per share for the three months ended March 31, 2002 was $0.010 and for the three months ended March 31, 2001 was $ 0.004.  The loss per share was based on 8,082,167 weighted average common shares outstanding for the three months ended March 31, 2002 and 8,055,500 weighted average common shares outstanding for the three months ended March 31, 2001.

Liquidity and Capital Resources

          As of March 31, 2002, we had cash in the amount of $2,878 compared to $49,031 on December 31, 2001. The reduction of cash primarily results from of our losses during the first quarter of 2002 less the non-cash expenses. The non-cash expenses include the write-off of costs for the terminated public offering for which cash had been expended in a prior period and the accrued but unpaid salary of Mr. Frank LaLoggia.

          We have not generated cash flow from our operations. Our operating activities consumed $46,153 during the quarter ended March 31, 2002, compared to $400 during the quarter ended March 31, 2001. Since inception, we have consumed cash of $121,990.

          Our current liabilities total $150,744 of which $140,000 is owed to our president, Mr. Frank LaLoggia pursuant to an employment agreement and $750 to Charles LaLoggia for accrued interest. Our long-term liabilities total $194,052 of which $50,000 is owed to stockholder, Charles LaLoggia and $144,052 is owed to our president, Mr. Frank LaLoggia, for advances they made to us.

          We intend to meet our cash needs over the next 12 months through the sale of our securities in private offerings or through borrowings. If we are unable to raise additional capital we may terminate our business or seek to be acquired. There is no assurance we will be able to raise sufficient funds to pursue our business objectives.

Capital Expenditures

          We do not expect to make capital expenditures in the next 12 months.

Ability to Continue as a Going Concern

          Our financial statements, which are a part of this Form 10-QSB, have been presented assuming that we will continue as a going concern. As more fully described, our liquidity has been adversely affected by significant losses from operations. We reported a net loss of $81,412 for the three months ended March 31, 2002 and net losses of $157,482 and $127,241 for the years ended December 31, 2001 and 2000, respectively.  Additionally, there is a stockholders' deficit of $339,515 at March 31, 2002.

Plan of Operation

            We have not generated any revenue since our inception. We are a development stage company, and are dependent upon the raising of capital through placement of our securities. There can be no assurance that we will be successful in raising the capital we require through the sale of our securities

          We presently do not have enough cash to satisfy future cash requirements.  We will need a minimum of $300,000 for our cash requirements for the next 12 months. We were unsuccessful in our attempt to raise capital in a self-underwritten public offering which was terminated on June 18, 2002. We plan to pursue other methods of raising capital to complete the pre-production of a motion picture. Our initial short-term goal is to begin pre-production of one of our two developed motion pictures, "The Giant" or "Hands." We have not yet decided as to which film we will begin pre-production.

          There is no assurance we will be able to raise any funds, or if we do, the total  may not be enough to proceed with pre-production of a motion picture. If we only raise a nominal amount, for example, less than $120,000, we will use all proceeds for working capital, and it will be necessary for us to seek additional financing. If we are unsuccessful in doing so, we may have to cease operations.

          In light of our inability to raise funds from the public offering, we are presently reconsidering our business plan and may seek to be acquired or merge with a company in the film industry or in an unrelated industry.

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

PART II

Item 1. Legal Proceedings.

          None.

Item 2. Changes in Securities.

          During the period January 1, 2002 through March 31, 2002, we did not issue any securities.

          As of March 31, 2002, we had 8,082,167 shares of common stock outstanding.

Item 3. Defaults Upon Senior Securities.

          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 5. Other Information.

          Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	None.

(b)	There were no Reports on Form 8-K filed during the three months ended March 31, 2002.

SIGNATURES

          In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BellaCasa Productions, Inc.

(Registrant)

By:	/s/ Frank LaLoggia

Frank LaLoggia President and Chief Executive Officer

Date:	July 14, 2002