Form 10QSB
period 2002-06-30
BELLACASA PRODUCTIONS INC
filed 2005-01-19
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

000-49707

Commission file number

BELLACASA PRODUCTIONS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	58-2412118

(State of incorporation)	(IRS Employer Identification Number)

914 E Lake Destiny Road
Altamonte Springs, FL 32714

(Address of principal executive office)

(407) 230-0616

(Issuer's telephone number)

Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)
Yes [  ] No[ X]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Applicable only to corporate issuers
As of January 14, 2005 (the most recent practicable date), there were 8,212,167 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

BELLACASA PRODUCTIONS, INC. FORM 10-QSB TABLE OF CONTENTS
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis and Plan of Operation
Item 3	Controls and Procedures
PART II	OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Changes in Securities
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Balance Sheets

Assets
	June 30, 2002 (unaudited)	December 31, 2001
Current assets:
Cash	$8,118	$49,031
Prepaid offering costs	0	23,171

Total current assets	8,118	72,202

Investment in screenplays	492	492

Office furniture and equipment, net	1,724	2,098

	$10,334	$74,792

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$12,494	$2,494
Accrued officer's salary under employment agreement	165,000	125,000
Advances from stockholders	50,000	0

Total current liabilities	227,494	127,494

Advances from stockholders	166,052	205,401

Total liabilities	393,546	332,895

Stockholders' deficit:
Common stock, $.0001 par value, authorized
50,000,000 shares, issued and outstanding
8,082,167 shares	809	809
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	0	0
Additional paid-in capital	169,326	169,326
Deficit accumulated during the development stage	(553,347)	(428,238)

Total stockholders' deficit	(383,212)	(258,103)

	$10,334	$74,792

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC. (a development stage company) Statement of Operations
	Three months ended				Six months ended		July 28, 1998 (inception) to June 30, 2002 (unaudited)
	June 30, 2002 (unaudited)	June 30, 2001 (unaudited)			June 30, 2002 (unaudited)	June 30, 2001 (unaudited)

Revenue	$0		$0		$0	$0	$0
Costs and expenses:
Product development and marketing	0		0		0	0	32,494
Interest Expense	750		0		1,500	0	2,284
Prepaid offering expense charged-off	0		0		23,171	0	23,171
General and administrative	42,947		40,162		100,438	74,771	497,803

Total Costs and Expenses	43,697		40,162		125,109	74,771	555,752

Interest income	0		0		0	0	2,405

Net Loss	$(43,697)		$(40,162)		$(125,109)	$(74,771)	$(553,347)

Basic and diluted Loss per Share	$(0.01)	$	(NIL	)	$(0.02)	$(0.01)	$(0.07)

Weighted Average Common Shares Outstanding	8,082,167		8,055,500		8,082,167	8,055,500	7,805,646

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Cash Flows

	Six Months Ended June 30, 2002 (unaudited)	Six Months Ended June 30, 2001 (unaudited)	Period from July 28, 1998 (inception) through June 30, 2002 (unaudited)

Cash flows from operating activities:
Net loss	$(125,109)	$(74,771)	$(553,347)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	374	2,221	5,048
Common stock issued for services	0	0	38,003
Change in operating assets and liabilities:
Accounts payable and accrued expenses	41,500	52,125	167,994
Prepaid offering costs	23,171	0	0
Other liabilities	8,500	0	9,500

Net cash (used in) operating activities	(51,564)	(20,425)	(332,802)
Cash flows from investing activities:
Purchase of property and equipment	0	0	(4,409)

Net cash used in investing activities	0	0	(4,409)
Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	129,277
Advances from stockholders	10,651	22,599	216,052

Net cash provided by financing activities	10,651	22,599	345,329

Net increase (decrease) in cash	(40,913)	2,174	8,118

Cash at beginning of period	49,031	1,110	0

Cash at end of period

$

	8,118	$3,284	$8,118

Supplementary disclosure of cash flow information:

Cash paid for interest	$0	$0	$784

Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Notes to Interim Financial Statements
June 30, 2002

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

(2) Summary of Significant Accounting Policies

(a)        Nature of development stage operations

Bellacasa Productions, Inc., (Bellacasa or the Company) was formed on July 28, 1998 as a Nevada corporation.  The Company has been organized with the intent to operate in the entertainment industry, specifically, in connection with the production and distribution of motion pictures.

The Company's activities to date have consisted primarily of organizational and equity fund raising activities.

(b)        Property and equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets, which range from three to five years, using the straight-line method.

(c)        Income taxes

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

Development stage operations, from inception through June 30, 2002, resulted in net operating losses.  Management has determined that it more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided.  Accordingly, no income tax provision or benefits have been recognized in the accompanying financial statements.

The net operating loss carryforwards at June 30, 2002 available to offset taxable income in future periods amount to approximately $200,000, which will expire at various dates through 2022.

(d)        Use of Estimates

Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.  Actual results could differ from those estimates.

(e)        Earnings per Common Share

Earnings per common share have been computed based upon the weighted average number of shares outstanding during the period presented.

(f)        Stock-Based Compensation

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

(g)        Cash Flows

For purposes of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(3) Prepaid Offering Costs

Prepaid offering costs consist of expenses incurred that are directly related to a public offering of securities pursuant to a registration statement filed with the Securities and Exchange Commission, which became effective in December 2001. These costs were to be offset against stockholders' equity from funds raised from the offering.  The offering was closed in June 2002 without any funds raised. The prepaid offering costs were charged to expense for the period ended March 31, 2002.

(4) Investment in Screenplays

During the years ended December 31, 2000 and 1999, the principal stockholder contributed two motion picture screenplays in exchange for 4,915,000 shares of common stock.  The contributed screenplays are identified as "Hands" and "The Giant." Pursuant to an agreement with an unrelated third party, the rights, title and interest in "The Giant" were transferred to the principal stockholder in exchange for the right to receive 5% of the total budget of the associated film limited to a maximum of $750,000 if the film is ultimately produced.

(5) Related Party Transactions

Commencing in January 2000 through June 30, 2002, the principal stockholder has advanced $166,052 to the Company.  The advances are non-interest bearing, unsecured and due on October 31, 2003.  In addition, another stockholder has advanced $50,000 to the Company, which bears interest at 6% and is due and payable with interest in June 2003. As of June 30, 2002, interest in the amount of $1,500 has been accrued and is included in accounts payable and accrued expenses in the accompanying balance sheet.

Commencing October 1, 2000, the Company entered into an employment agreement with its principal stockholder and officer.  Terms of the agreement provide for an annual salary of $100,000.  Accordingly, the Company has accrued approximately $175,000 associated with this agreement through June 30, 2002, of which $10,000 has been paid and $165,000 has been included in the accompanying balance sheet as accrued officer's salary under employment agreement.

(6) Property and Equipment

Property and equipment consists of the following:

	June 30, 2002	December 31, 2001

Production equipment	$ 4,409	$ 4,409
Less accumulated depreciation	(2,685)	(2,311)

	$ 1,724	$ 2,098

(7) Stock Option Plan

In July 1998, the Company adopted the Bellacasa Productions, Inc. 1998 Stock Option Plan (Plan).  The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  As of June 30, 2002 and December 31, 2001, no options had been granted under the Plan.

(8) Going Concern

The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations.   The Company reported a net loss of $125,109 for the six months ended June 30, 2002 and losses of $157,482 and $127,041 for the years ended December 31, 2001 and 2000, respectively.  Additionally, there is a stockholders' deficit of $383,212 at June 30, 2002.

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

(9) Subsequent Events

On May 28, 2004, the Company and its former president and majority shareholder entered into an agreement whereby Bellacasa would transfer to him all of its interests in the screenplays "The Giant" and "Hands" in exchange for the waiver by him of all claims to accrued but unpaid salaries and all shareholder advances made by him to Bellacasa. As of the date of the agreement, he was owed $169,000 for accrued salaries, and $166,052 for advances made by him to the Company. The transfer of the ownership of the screenplays took effect on May 28, 2004.

On November 15, 2004, the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding stock of Aquamer, Inc. ("Aquamer"), a development stage medical technology corporation organized under the laws of Delaware, in exchange for 28,185,648 shares of the Company's common stock which upon issuance will constitute approximately 77.4% of the Company's issued and outstanding common stock. The transaction is being structured as a reverse takeover, which means that the former shareholders of Aquamer shall obtain voting control over Bellacasa. The closing date has not been set and is subject to agreement on all material schedules to the Stock Purchase Agreement. Additionally, it is a condition precedent to the closing that the Company is furnished with audited financial statements and unaudited interim financial statements of both the Company and Aquamer and that the Company's quarterly and annual reports through the quarter ended September 30, 2004 have been filed with the SEC. There is no assurance that the acquisition will be consummated and even if it is consummated, that it will be on the terms provided in the Stock Purchase Agreement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

General

          Bellacasa Productions, Inc. was formed to operate as a motion picture studio. We planned to acquire, produce and market motion pictures for distribution to movie theaters and ancillary markets.

          On December 7, 2001, our registration statement for the sale of 1,200,000 units consisting of common stock and warrants was deemed effective by the Securities and Exchange Commission. On June 18, 2002, we terminated the offering without selling any of the units.

            Although we were unsuccessful in raising capital from our offering, as of June 30, 2002, we were still considering alternative financing in order to proceed with our business plan. After the resignation on July 17, 2002 of our president, Mr. Frank LaLoggia, we began considering the possibility of abandoning our business plan and exploring the possibility of merging with a company in an unrelated field.

            On November 15, 2004, we entered into a Stock Purchase Agreement to acquire all of the issued and outstanding stock of Aquamer, Inc. ("Aquamer"), a development stage medical technology corporation organized under the laws of Delaware, in exchange for approximately 28,000,000 shares of our common stock which, upon issuance, will constitute approximately 77% of our issued and outstanding common stock. The Stock Purchase Agreement was included as Exhibit 2.1 to our Report on Form 8-K, which was filed on November 17, 2004.

            The transaction is being structured as a reverse takeover, whereby former shareholders of Aquamer shall obtain voting control over Bellacasa upon issuance of the shares of Bellacasa common stock. Bellacasa has 8,212,167 shares of common stock issued and outstanding at the time of the instant filing.

            Although, we expect the transaction to close in January 2005, the closing date has not yet been set and is subject to agreement on all material schedules to the Stock Purchase Agreement. Additionally, it is a condition precedent to the closing that we be furnished with audited financial statements and unaudited interim financial statements for both our company and Aquamer and that all of our quarterly and annual reports, including the quarter ended September 30, 2004, have been filed with the SEC.

            There is no assurance that the acquisition will be consummated and even if it is consummated, that it will be on the terms provided in the Stock Purchase Agreement.

            Results of Operations

            The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Three Months Ended June 30, 2002 and Three Months Ended June 30, 2001:

            Sales - As of June 30, 2002, we were in the development stage of our motion picture production business. During the three months ended June 30, 2002 and June 30, 2001, we did not have any sales.

            Costs and Expenses -  Total costs and expenses for the three months ended June 30, 2002 were $43,697 compared to $40,162 in the three months ended June 30, 2001. This increase in costs and expenses of $3,535 is primarily the result of travel expenses in connection with our aborted public offering. Included in Costs and Expenses is $25,000 for officer's salary for the June 30, 2002 quarter and the same amount for the June 30, 2001 quarter. This amount was accrued but unpaid for both periods.

            Losses -  Net loss, before taxes, for the three months ended June 30, 2002 was $43,697, an increase of $3,535, compared to $40,162 in the three months ended June 30, 2001. This increase was a result of the increase of costs and expenses referred to previously.

            We have elected not to reduce our net loss by any tax benefit for the quarter ended June 30, 2002 or for the quarter ended June 30, 2001.

            Loss per share for the three months ended June 30, 2002 was $0.01 and for the three months ended June 30, 2001 was $NIL.  The loss per share was based on 8,082,167 weighted average common shares outstanding for the three months ended June 30, 2002 and 8,055,500 weighted average common shares outstanding for the three months ended June 30, 2001.

Six Months Ended June 30, 2002, Six Months Ended June 30, 2001, and from Inception, July 28, 1998 through June 30, 2002:

            Sales - As of June 30, 2002, we were in the development stage of our motion picture production business. During the six months ended June 30, 2002 and since inception, June 28, 1998, we did not have any sales.

            Costs and Expenses -  Total costs and expenses for the six months ended June 30, 2002 were $125,109 compared to $74,771 in the six months ended June 30, 2001. This increase in costs and expenses of $50,338 is primarily the result of writing-off $23,171 of prepaid offering expenses and incurring approximately $18,109 of travel and promotional expenses, which were indirectly related to the aborted public offering. Included in Costs and Expenses is $50,000 for officer's salary for the six months ended June 30, 2002 and the same amount for the six months ended June 30, 2001. This amount was accrued but unpaid for both periods. Costs and expenses from inception, through June 30, 2002, totaled $555,752.

            Losses -  Net loss, before taxes, for the six months ended June 30, 2002 was $125,109, an increase of $50,338, compared to $74,771 in the first six months of 2001. This increase was a result of the increase of costs and expenses referred to previously. As of June 30, 2002, our losses since inception totaled $553,347.

            We have elected not to reduce our net loss by any tax benefit for the six months ended June 30, 2002 or for the six months ended June 30, 2001 or since inception.

            Loss per share for the six months ended June 30, 2002 was $0.02 and for the six months ended June 30, 2001 was $0.01. The loss per share was based on 8,082,167 weighted average common shares outstanding for the six months ended June 30, 2002 and 8,055,500 weighted average common shares outstanding for the six months ended June 30, 2001.

Liquidity and Capital Resources

            As of June 30, 2002, we had cash in the amount of $8,118 compared to $49,031 on December 31, 2001. The reduction of cash primarily results from of our losses during the first half of 2002 less the non-cash expenses. The non-cash expenses include the write-off of costs for the terminated public offering for which cash had been expended in a prior period and the accrued but unpaid salary of Mr. Frank LaLoggia.

            We have not generated cash flow from our operations. Our operating activities consumed $51,564 during the six months ended June 30, 2002, compared to $20,425 during the six months ended June 30, 2001. Since inception, we have consumed cash of $345,329.

            Our current liabilities at June 30, 2002 totaled $227,494 of which $165,000 was owed to our then president, Mr. Frank LaLoggia, pursuant to an employment agreement and $1,500 to Charles LaLoggia for accrued interest. Our long-term liabilities totaled $216,052 of which $50,000 was owed to stockholder, Charles LaLoggia and $166,052 was owed to our former president, Mr. Frank LaLoggia, for advances they made to us.

            We intended to meet our cash needs through the sale of securities or through borrowings. Since we were unable to raise additional capital, we have changed our business plan from making films to seeking a merger or acquisition. There is no assurance that we will be able to pursue our business objectives.

Ability to Continue as a Going Concern and Plan of Operation

            Our financial statements, which are a part of this Form 10-QSB, have been presented assuming that we will continue as a going concern. As more fully described, our liquidity has been adversely affected by significant losses from operations. We reported a net loss of $125,109 for the six months ended June 30, 2002 and net losses of $157,482 and $127,241 for the years ended December 31, 2001 and 2000, respectively.  Additionally, there is a stockholders' deficit of $383,212 at June 30, 2002. These conditions raise substantial doubt about our ability to continue as a going concern without additional capital contributions.  Our plan is to seek an acquisition or a reverse merger with a company engaged in the motion picture industry or an unrelated field.  There can be no assurance, however, that we will be successful in accomplishing our objectives.

            If we are unable to complete a reverse merger - type transaction, we will be required to borrow or sell securities in private offerings to meet our cash needs over the next 12 months. If we are unable to raise funds, we may terminate our business. There is no assurance we will be able to raise sufficient funds to continue as a corporate entity.

Employees

            As of June 30, 2002 the Company had two employees, the president and chief executive officer, Mr. Frank LaLoggia and his administrative assistant. As of the date of this filing, other than our president, Mr. Richard Gagne, the Company has no employees.

ITEM 3 - CONTROLS AND PROCEDURES

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer/ principal accounting officer who concluded that our disclosure controls and procedures are effective. As of December 31, 2004, and the date of this Report, Richard Gagne served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer). There have been no significant or material changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-QSB.

            Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II

Item 1 - Legal Proceedings

          None

Item 2 - Changes in Securities

          During the period April 1, 2002 through June 30, 2002, we did not issue any securities.

          As of June 30, 2002, we had 8,082,167 shares of common stock outstanding.

Item 3 - Defaults upon Senior Securities

          Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5 - Other Information

          Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit 31.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer

(b)	Reports on Form 8-K No reports on Form 8-K were filed during the three months ended June 30, 2002

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLACASA PRODUCTIONS, INC.

January 15, 2005	By:	/s/ Richard Gagne

Richard Gagne President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director