Form 10QSB
period 2002-09-30
BELLACASA PRODUCTIONS INC
filed 2005-01-19
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Balance Sheets

Assets
	September 30, 2002 (unaudited)	December 31, 2001
Current assets:
Cash	$0	$49,031
Prepaid offering costs	0	23,171

Total current assets	0	72,202

Investment in screenplays	492	492

Office furniture and equipment, net	1,537	2,098

	$2,029	$74,792

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$13,244	$2,494
Accrued salaries under employment agreement	169,000	125,000
Advances from stockholders	50,000	0

Total current liabilities	232,244	127,494
Advances from stockholders	166,052	205,401

Total liabilities	398,296	332,895

Stockholders' deficit:
Common stock, $.0001 par value, authorized
50,000,000 shares, issued and outstanding
8,082,167 shares	809	809
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	0	0
Additional paid-in capital	169,326	169,326
Deficit accumulated during the development stage	(566,402)	(428,238)

Total stockholders' deficit	(396,267)	(258,103)

	$2,029	$74,792

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC. (a development stage company) Statements of Operations
	Three months ended						Nine months ended		July 28, 1998 (inception) to September 30, 2002 (unaudited)
	September 30, 2002 (unaudited)			September 30, 2001 (unaudited)			September 30, 2002 (unaudited)	September 30, 2001 (unaudited)

Revenue		$0			$0		$0	$0	$0
Costs and expenses:
Product development and marketing		0			0		0	0	32,494
Interest Expense		750			0		2,250	0	3,034
Prepaid offering expense charged-off		0			0		23,171	0	23,171
General and administrative		12,305			33,785		112,743	108,556	510,108

Total Costs and Expenses		13,055			33,785		138,164	108,556	568,807

Interest income		0			0		0	0	2,405

Net Loss		$(13,055)			$(33,785)		$(138,164)	$(108,556)	$(566,402)

Basic and diluted Loss per Share	$	(NIL	)	$	(NIL	)	$(0.02)	$(0.01)	$(0.07)

Weighted Average Common Shares Outstanding		8,082,167			8,063,501		8,082,167	8,058,167	7,822,317

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Cash Flows

	Nine Months Ended September 30, 2002 (unaudited)	Nine Months Ended September 30, 2001 (unaudited)	Period from July 28, 1998 (inception) through September 30, 2002 (unaudited)

Cash flows from operating activities:
Net loss	$(138,164)	$ (108,556)	$ (566,402)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	561	894	5,235
Common stock issued for services	0	4,875	38,003
Change in operating assets and liabilities:
Accounts payable and accrued expenses	46,250	74,861	172,744
Prepaid offering costs	23,171	0	0
Other liabilities	8,500	0	9,500

Net cash (used in) operating activities	(59,682)	(27,926)	(340,920)

Cash flows from investing activities:
Purchase of property and equipment	0	0	(4,409)

Net cash used in investing activities	0	0	(4,409)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	129,277
Advances from stockholder	10,651	29,790	216,052

Net cash provided by financing activities	10,651	29,790	345,329
Net increase (decrease) in cash	(49,031)	1,864	0

Cash at beginning of period	49,031	1,110	0

Cash at end of period

$

	0	$ 2,974	$0

Supplementary disclosure of cash flow information:

Cash paid for interest	$0	$0	$784

Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Notes to Interim Financial Statements
September 30, 2002

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

(Continued)
F-7

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Notes to Financial Statements

Development stage operations from inception through September 30, 2002, resulted in net operating losses.  Management has determined that it more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided.  Accordingly, no income tax provision or benefits have been recognized in the accompanying financial statements.

The net operating loss carryforwards at September 30, 2002 available to offset taxable income in future periods amount to approximately $200,000, which will expire at various dates through 2022.

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

(h)    Comprehensive Income

In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."  For the years ended December 31, 2002 and 2001, the Company has no items of comprehensive income.

(Continued)
F-9

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Notes to Financial Statements

 (3) Investment in Screenplays

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

(4) Prepaid Offering Costs

Prepaid offering costs consist of expenses incurred that are directly related to a public offering of securities pursuant to a registration statement filed with the Securities and Exchange Commission, which became effective in December 2001. These costs were to be offset against stockholders' equity from funds raised from the offering.  The offering was closed in June 2002 without any funds raised. The prepaid offering costs were charged to expense in the quarter ended March 31, 2002.

(5) Related Party Transactions

Commencing in January 2000 through June 30, 2002, the principal stockholder advanced $166,052 to the Company.  The advances are non-interest bearing, unsecured and due on October 31, 2003.  In addition, another stockholder advanced $50,000 to the Company, which bears interest at 6% and is due and payable with interest in June 2003. As of September 30, 2002, interest in the amount of $2,250 has been accrued and is included in accounts payable and accrued expenses in the accompanying balance sheet.

Commencing October 1, 2000, the Company entered into an employment agreement with its principal stockholder and president.  Terms of the agreement provided for an annual salary of $100,000. On July 17, 2002, the president resigned from his position and terminated the employment agreement. Accordingly, the Company has accrued approximately $179,000 associated with this agreement through July 17, 2002, the date of termination, of which $10,000 has been paid and $169,000 has been included in the accompanying balance sheet as accrued officer's salary under employment agreement.

(Continued)
F-10

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Notes to Financial Statements

(6) Property and Equipment

Property and equipment consists of the following:

	September 30, 2002	December 31, 2001

Production equipment	$ 4,409	$ 4,409
Less accumulated depreciation	(2,872)	(2,311)

	$ 1,537	$ 2,098

(7) Stock Option Plan

In July 1998, the Company adopted the Bellacasa Productions, Inc. 1998 Stock Option Plan (Plan).  The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  As of September 30, 2002 and December 30, 2001, no options had been granted under the Plan.

(Continued)
F-11

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Notes to Financial Statements

(8) Going Concern

The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations.   The Company reported a net loss of $138,164 for the nine months ended September 30, 2002 and losses of $157,482 and $127,041 for the years ended December 31, 2001 and 2000, respectively. Additionally, there is a stockholders' deficit of $396,267 at September 30, 2002.

These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Management's plans are to continue its equity funding efforts and/or seek an acquisition or a merger with a company engaged in the motion picture industry or an unrelated field.  There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

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

F-12

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

Three Months Ended September 30, 2002 and Three Months Ended September 30, 2001, and from Inception, July 28, 1998 through September 30, 2002:

          Sales - As of September 30, 2002, we were in the development stage of our motion picture production business. During the three months ended September 30, 2002, we did not have any sales.

          Costs and Expenses -  Total costs and expenses for the three months ended September 30, 2002 were $13,055 compared to $33,785 in the three months ended September 30, 2001. This decrease in costs and expenses of $20,730 is primarily the result of the termination of the employment agreement with our former president, Mr. Frank LaLoggia, on July 17, 2002. In the September 30, 2002 quarter, officer's salary expense was accrued for $4,000 compared to an accrual of officer's salary expense of $25,000 for the September 30, 2001 quarter. The officer's salary expense, although accrued, remained unpaid for both periods.

          Losses -  Net loss, before taxes, for the three months ended September 30, 2002 was $13,055; a decrease of $20,730 compared to $33,785 in the three months ended September 30, 2001. This decrease was a result of the decrease of costs and expenses referred to previously.

          We have elected not to reduce our net loss by any tax benefit for the quarter ended September 30, 2002 or for the quarter ended September 30, 2001.

          Loss per share for the three months ended September 30, 2002 was $NIL and for the three months ended September 30, 2001 was also $NIL.  The loss per share was based on 8,082,167 weighted average common shares outstanding for the three months ended September 30, 2002 and 8,063,501 weighted average common shares outstanding for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 and Nine Months Ended September 30, 2001, and from Inception, July 28, 1998 through September 30, 2002:

          Sales - As of September 30, 2002, we were still in the development stage of our motion picture production business. During the nine months ended September 30, 2002 and since inception, June 28, 1998, we did not have any sales.

          Costs and Expenses - Total costs and expenses for the nine months ended September 30, 2002 were $138,164 compared to $108,556 in the nine months ended September 30, 2001. This increase in costs and expenses of $29,608 is primarily the result of writing-off $23,171 of prepaid offering expenses and incurring approximately $25,000 travel and promotional expenses, which were indirectly related to the aborted public offering. These increases were offset by a reduction of $21,000, which resulted from the termination of the employment agreement with our former president, Mr. Frank LaLoggia, on July 17, 2002. In the September 30, 2002 nine-month period, officer's salary expense was accrued for $54,000 compared to an accrual of officer's salary expense of $75,000 for the September 30, 2001 nine-month period. The officer's salary expense, although accrued, remained unpaid for both periods. Costs and expenses from inception, through September 30, 2002, totaled $568,807.

          Losses -  Net loss, before taxes, for the nine months ended September 30, 2002 was $138,164, an increase of $29,607, compared to $108,556 in the nine months ended September 30, 2001. This increase was a result of the increase of costs and expenses referred to previously. As of September 30, 2002, our losses since inception totaled $566,402.

          We have elected not to reduce our net loss by any tax benefit for the nine months ended September 30, 2002 or for the nine months ended September 30, 2001 or since inception.

          Loss per share for the nine months ended September 30, 2002 was $0.02 and for the nine months ended September 30, 2001 was $0.01.  The loss per share was based on 8,082,167 weighted average common shares outstanding for the nine months ended September 30, 2002 and 8,058,167 weighted average common shares outstanding for the nine months ended September 30, 2001.

Liquidity and Capital Resources

          As of September 30, 2002, our cash balance was $-0- compared to $49,031 on December 31, 2001. The reduction of cash primarily results from of our losses during the first nine months of 2002 less the non-cash expenses. The non-cash expenses include the write-off of costs for the terminated public offering for which cash had been expended in a prior period and the accrued but unpaid salary of Mr. Frank LaLoggia.

          We have not generated cash flow from our operations. Our operating activities consumed $59,682 during the nine months ended September 30, 2002, compared to $27,926 during the nine months ended September 30, 2001. Since inception, we have consumed cash of $345,329.

          Current liabilities at September 30, 2002 totaled $232,244, of which $169,000 was owed to our former president, Mr. Frank LaLoggia, pursuant to an employment agreement; and $52,250 to Charles LaLoggia; $50,000 for a shareholder advance and $2,250 for accrued interest. We also have as a long-term liability a shareholder advance owed to our former president for advances he made to us in the amount of $166,052.

          We intended to meet our cash needs through the sale of securities or through borrowings. Since we were unable to raise additional capital, we have changed our business plan from making films to seeking a merger or acquisition. There is no assurance that we will be able to pursue our business objectives.

Ability to Continue as a Going Concern and Plan of Operation

          Our financial statements, which are a part of this Form 10-QSB, have been presented assuming that we will continue as a going concern. As more fully described, our liquidity has been adversely affected by significant losses from operations. We reported a net loss of $138,164 for the nine months ended September 30, 2002 and net losses of $157,482 and $127,041 for the years ended December 31, 2001 and 2000, respectively.  Additionally, there is a stockholders' deficit of $396,267 at September 30, 2002. These conditions raise substantial doubt about our ability to continue as a going concern without additional capital contributions.  Our plan is to seek an acquisition or a reverse merger with a company engaged in the motion picture industry or an unrelated field.  There can be no assurance, however, that we will be successful in accomplishing our objectives.

          If we are unable to complete a reverse merger-type transaction, we will be required to borrow or sell securities in private offerings to meet our cash needs over the next 12 months. If we are unable to raise funds, we may terminate our business. There is no assurance we will be able to raise sufficient funds to continue as a corporate entity.

Employees

          As of September 30, 2002 and as of the date of this filing, the Company had no employees other than our president, Mr. Richard Gagne.

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

PART II

Item 1 - Legal Proceedings

          None

Item 2 - Changes in Securities

          During the period July 1, 2002 through September 30, 2002, we did not issue any securities.

          As of September 30, 2002, we had 8,082,167 shares of common stock outstanding.

Item 3 - Defaults upon Senior Securities

          Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

          Not applicable.

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

Reports on Form 8-K

On July 10, 2002, on Form 8-K, under Item 6, we reported the resignation of Mr. Frank LaLoggia, as president and director; the resignation of two others directors; and the election of a new president and director. No other reports were filed on Form 8-K during the three months ended September 30, 2002.

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