Form 10KSB
period 2002-12-31
BELLACASA PRODUCTIONS INC
filed 2005-01-19
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2002
or
[  ]      Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

000-49707

Commission file number

BELLACASA PRODUCTIONS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	58-2412118

(State of incorporation)	(IRS Employer Identification Number)

914 E Lake Destiny Road
Altamonte Springs, FL 32714

(Address of principal executive office)

(407) 230-0616

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)

Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)
Yes [  ] No [X]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Bellacasa Productions, Inc. did not have any revenues for the years ended December 31, 2002, December 31, 2003 and December 31, 2004.

As of January 14, 2005, the market value of Bellacasa Productions, Inc. common stock held by non-affiliates of the Corporation was $0. (There is no trading market for the Company's common stock.)

The number of shares outstanding of Bellacasa Productions, Inc. common stock, as of January 14, 2005 was 8,212,167.

BELLACASA PRODUCTIONS, INC. FORM 10-KSB TABLE OF CONTENTS
PART I
Item 1	Description of Business
Item 2	Description of Property
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II
Item 5	Market for Common Equity and Related Stockholder Matters
Item 6	Management's Discussion and Analysis and Plan of Operation
Item 7	Financial Statements
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A	Controls and Procedures

PART III
Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management
Item 12	Certain Relationships and Related Transactions
Item 13	Exhibits and Reports on Form 8-K
Item 14	Principal Accountant Fees and Services

Signatures
Index to Financial Statements
Exhibit 31.1
Exhibit 32.1

PART I

Item 1 - Description of Business

General

            Bellacasa Productions, Inc. ("Bellacasa" or "we") was organized as a corporation, under Nevada law, on July 28, 1998, to operate as a motion picture studio. We planned to acquire, produce and market motion pictures for distribution to movie theaters and ancillary markets.

            Shortly after our incorporation, we acquired from Mr. Frank LaLoggia certain rights to two screenplays entitled "The Giant" and "Hands." Mr. LaLoggia was our company's founder, president and board chairman. We intended to produce motion pictures based on these literary properties and began to proceed with the pre-production stage for "The Giant."   In July 1998, we issued to Mr. LaLoggia 4,951,000 shares of our common stock, valued at $492, in exchange for his ownership rights in "The Giant," which were subject to certain rights retained by New Sky Communications, Inc. and a second screenplay, "Hands."

            We planned to produce the first movie by raising capital by having a public offering of our securities. On December 7, 2001, our registration statement for the sale of 1,200,000 units, consisting of common stock and warrants, was deemed effective by the Securities and Exchange Commission. On June 18, 2002, we terminated the offering without selling any of the units.

            Although we were unsuccessful in raising capital from our offering, as of June 30, 2002, we were still considering alternative financing in order to proceed with our business plan. After the resignation on July 17, 2002 of our president and majority shareholder, Mr. Frank LaLoggia, we began to consider abandoning our business plan and exploring the possibility of merging with a company in an unrelated field.

            On May 28, 2004, we transferred our interests in the screenplays "The Giant" and "Hands" to Mr. Frank LaLoggia in exchange for the waiver by him of all claims to accrued but unpaid salaries and all shareholder advances made by him to our company. As of the date of the transaction, we were indebted to him in the total amount of $335,052, which consisted of $169,000 for accrued salaries and $166,052 for advances.

            On November 15, 2004, we entered into a Stock Purchase Agreement to acquire all of the authorized issued and outstanding stock of Aquamer, Inc. ("Aquamer"), a development stage medical technology corporation organized under the laws of Delaware, in exchange for approximately 28,000,000 shares of our common stock which, upon issuance, will constitute approximately 77% of our issued and outstanding common stock. The Stock Purchase Agreement was included as Exhibit 2.1 to our Report on Form 8-K, which was filed on November 17, 2004.

            The transaction is being structured as a reverse takeover, whereby former shareholders of Aquamer shall obtain voting control over Bellacasa upon issuance of the shares of Bellacasa common stock. Bellacasa has 8,212,167 shares of common stock issued and outstanding at the time of the instant filing.

            Although we expect the transaction to be completed in January 2005, the closing date has not yet been set and is subject to agreement on all material schedules to the Stock Purchase Agreement. Additionally, it is a condition precedent to the closing that we be furnished with audited financial statements and unaudited interim financial statements for both our company and Aquamer and that all of our quarterly and annual reports, including the report for the quarter ended September 30, 2004, have been filed with the SEC. There is no assurance that the acquisition will be consummated and even if it is consummated, that it will be on the terms provided in the Stock Purchase Agreement.

Employees

            Other than our president, Richard Gagne, who devotes such time as necessary to our operations, we do not have any employees. We may utilize independent contractors and consultants from time to time to assist us with our compliance requirements.

Item 2 - Description of Property

            Our offices are located at 914 E. Lake Destiny Road, Altamonte Springs, FL 32714, which space is provided to us by Mr. Richard Gagne without charge. The space is adequate for our purposes at present.

Item 3 - Legal Proceedings

            We are not subject to any pending litigation, legal proceedings or claims.

Item 4 - Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the fiscal year covered by this report.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

            Our common stock is not listed or quoted at the present time.  We plan to obtain a sponsoring market maker to file Form 211 with the National Association of Securities Dealers for approval to have our common stock quoted on the OTC Bulletin Board. There is no assurance that we will be able to obtain a sponsoring market maker to file Form 211 and there is no assurance that if the Form 211 were filed approval would be granted permitting our common stock to trade on the OTC Bulletin Board. Therefore, there can be no assurance that a public market for our common stock will ever develop.

Item 6 - Management's Discussion and Analysis or Plan of Operation

            Bellacasa Productions, Inc. was formed to operate as a motion picture studio. Our activities to date have consisted primarily of organizational activities and raising capital through the sale of our common stock.  After the termination of our unsuccessful public offering of securities on June 18, 2002 and the resignation on July 17, 2002 of our president and majority shareholder, we began to consider the abandonment of our business plan and exploring the possibility of merging with a company in an unrelated field.

            On May 28, 2004, we transferred our interests in the screenplays "The Giant" and "Hands" to Mr. Frank LaLoggia in exchange for the waiver by him of all claims to accrued but unpaid salaries and all shareholder advances made by him to our company. As of the date of the transaction, we were indebted to him for accrued salaries, $169,000 and for advances, $166,052, for a total of $335,052.

            On November 15, 2004, we entered into a Stock Purchase Agreement to acquire all of the issued and outstanding stock of Aquamer, Inc., a development stage company, in a transaction being structured as a reverse takeover, whereby former shareholders of Aquamer shall obtain voting control over Bellacasa upon issuance of approximately 28,000,000 shares of Bellacasa common stock. The acquisition is subject to various conditions and there is no assurance that a transaction will be consummated.

Results of Operations

            The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Year ended December 31, 2002 and year ended December 31, 2001 and since inception, July 28, 1998, through December 31, 2002:

            Sales -  We did not have any sales during the years ended December 31, 2002 and December 31, 2001.

            Costs and Expenses - Total costs and expenses in the year ended December 31, 2002 were $139,101, a decrease of $18,381, or 12%, compared to $157,482 in the year ended December 31, 2001.  Costs and expenses for the 2002 year include interest expense on stockholder's advance, $3,000; write-off of prepaid expenses of unsuccessful public offering, $23,171; and general and administrative expenses of $112,930, which included officer's salary until termination in July 2002, $54,000; and depreciation expense, $748. In 2001, the total costs and expenses were all general and administrative expenses, the largest of which was officer's salary of $100,000 and rent $13,138.

            Costs and expenses since inception, through December 31, 2002 have totaled $569,744.

            Losses -  Net loss, before taxes, for the year ended December 31, 2002 was $139,101, a decrease of $18,381, or 12%, compared to $157,482 in the prior year. The decrease in the net loss results from the decrease in costs and expenses described in the paragraph above, "Costs and Expenses."

            Since inception, our losses through December 31, 2002 have totaled $567,339.

            We have not reduced our net loss, for the fiscal year ended December 31, 2002 or for the year ended December 31, 2001, by any tax benefit, consequently, for both years, our net loss was the same before and after taxes.

            Our loss per share for the year ended December 31, 2002 was $0.02 and for the year ended December 31, 2001 was also $0.02.  The loss per share was based on 8,082,167 weighted average common shares outstanding for the year ended December 31, 2002 and 8,063,705 weighted average common shares outstanding for the year ended December 31, 2001.

            During the years ended December 31, 2002 and December 31, 2001, we primarily arranged for our public offering, which was terminated on June 18, 2002, without raising any funds.

Liquidity and Capital Resources

            As of December 31, 2002, our cash balance was $-0- compared to a cash balance of $49,031 at the end of 2001. This decrease of $49,031, as detailed in the Statement of Cash Flows, results primarily from our net loss of $139,101 less our non-cash expenses, of which $23,171 was the write-off of prepaid expenses in connection with our unsuccessful public offering; $24,000 was accrued but unpaid salaries to our former president; $3,000 was accrued but unpaid interest on shareholder advances; and $748 was depreciation expense;

            We have not generated cash flow from our operations. Our operating activities consumed $59,682 during the year ended December 31, 2002, compared to $46,688 during the year ended December 31, 2001. Since inception, we have consumed cash of $345,329.

            Our liabilities, all of which were current liabilities, totaled $399,046 at December 31, 2002. The liabilities consisted of: $335,052 to Frank LaLoggia ($169,000 for accrued salaries and $166,052 for stockholder advances); $53,000 to Charles LaLoggia ($50,000 for stockholder advance and $3,000 accrued interest); and the balance of approximately $11,000 for accounts and accrued expenses payable. In May 2004, we returned certain assets to Mr. Frank LaLoggia in exchange for the waiver by him of all monies owed to him for salary and advances.

            We intended to meet our cash needs through the sale of securities or through borrowings. Since we were unable to raise additional capital, we have changed our business plan from making films to seeking a merger or acquisition. There is no assurance that we will be able to pursue our business objectives.

Ability to Continue as a Going Concern and Plan of Operation

            Our financial statements, which are a part of this Form 10-KSB, have been presented assuming that we will continue as a going concern. As more fully described, our liquidity has been adversely affected by significant losses from operations. We reported a net loss of $139,101 for the year ended December 31, 2002 and net losses of $157,482 and $567,339 for the year ended December 31, 2001 and since inception, respectively.  Additionally, there is a stockholders' deficit of $397,204 at December 31, 2002.

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

Capital Expenditures

            In the year ended December 31, 2002, we did not make any capital expenditures.

Item 7 - Financial Statements

            Our financial statements and the related notes are set forth at pages F-1 through F-12 attached hereto.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            On August 19, 2003, Tschopp, Whitcomb & Orr, P.A., then known as Parks, Tschopp, Whitcomb & Orr, P.A. ("PTWO") resigned as our independent auditing firm. PTWO had audited our financial statements for the years ended December 31, 2000 and 2001 and reviewed our financial statements for the quarter ended March 31, 2002. We did not engage a new accounting firm until October 27, 2004, when we appointed Michael F. Cronin, CPA as independent accountant to audit our financial statements for the years ended December 31, 2002 and December 31, 2003. Our Board of Directors approved the appointment on October 27, 2004

            In connection with the audits of our financial statements for each of the two fiscal years ended December 31, 2001 and 2000, and up until the resignation of PTWO there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.  The reports of PTWO on our financial statements for the two most recent fiscal years prior to their resignation did not contain an adverse opinion or disclaimer of opinion, or was modified as to audit scope, or accounting principles, except that their report contained an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

            During the period January 1, 2000 through October 27, 2004, the date we engaged Michael F. Cronin, CPA, we did not consult with him regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

Item 8A  - Controls and Procedures

            (a) Evaluation of disclosure controls and procedures

            Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with participation of our management, including the Chief Executive Officer, who also acts as our chief financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in our periodic SEC filings.

            (b) Changes in internal controls

            Not applicable.

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

            Our directors and executive officers are:

Name	Age	Position

Richard L. Gagne	59	President and Director
Katherine Helmond	71	Director

            Richard L. Gagne has been president and a director of our company since July 18, 2003.   Mr. Gagne retired in January 2003. He had previously been employed for more than five years as an officer of Capital Access Bureau, Inc., a financial consulting firm.

            Katherine Helmond has been a director of our company since its inception in July 1998.  Ms. Helmond has been an actress for nearly 40 years.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

            Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our securities.

            Mr. Gagne has advised the Company that he is in the process of filing his initial report of ownership. Mr. Gagne and Ms. Helmond anticipate reporting the receipt of shares as compensation (80,000 to Mr. Gagne for services as president and 50,000 shares to Ms. Helmond for services as a director), which were authorized by the board of directors on August 25, 2004, and reported in Form 8-K (Item 3.02), which was filed on November 17, 2004.

Board of Directors and Committees

            All directors hold office until the next annual meeting of the shareholders and the election of their successors.  Officers are elected annually by the board of directors and serve at the discretion of the board.

            Our board of directors plans to establish an audit committee and a compensation committee.

            The audit committee will recommend, to the entire board of directors, the independent public accountants to be engaged by us; review the plan and scope of our annual audit; review our internal controls and financial management policies with our independent public accountants; and review all related party transactions.

            The compensation committee will review and recommend, to our entire board of directors, compensation and benefits to be paid to our officers and directors; administer our stock option plan; approve the grant of options under the stock option plan; and establish and review general policies relating to compensation and benefits of our employees.

Code of Conduct

            Our board of directors has elected to postpone instituting a formal written code of conduct for its officers and directors until our proposed transaction with Aquamer, Inc. is completed. If that transaction is terminated, our board of directors, at its first meeting after termination, will consider a formal code of conduct.

Item 10 - Executive Compensation

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation

Frank LaLoggia, President and CEO	2000	$25,000	(1)	-0-	-0-
	2001	100,000	(1)	-0-	-0-
	2002	54,000	(2)	-0-	-0-
	2003	-0-		-0-	-0-
	2004	(169,000	)(3)	-0-	-0-
Richard Gagne,	2003	-0-		-0-	-0-
President and CEO	2004	-0-		-0-	(4)

            (1) On August 31, 2000, we entered into a one-year employment agreement with Mr. Frank LaLoggia, which was extended until August 31, 2002. The agreement took effect October 1, 2000 and provided for annual salary of $100,000 and standard benefits. In 2000, Mr. LaLoggia's salary of $25,000 was accrued but not paid. In 2001, his salary of $100,000 was also accrued but not paid.

            (2) On July 17, 2002, Mr. LaLoggia resigned his positions with Bellacasa and terminated his employment agreement. During 2002, prior to his resignation, Mr. LaLoggia was paid $10,000 and $44,000 was accrued but unpaid.

            (3) On May 28, 2004, in exchange for transferring all of Bellacasa's rights in the screenplays "The Giant" and "Hands," Mr. LaLoggia waived all monies owed him, including unpaid salary of $169,000.

            (4) On August 25, 2004, our board of directors authorized the issuance of 80,000 shares of common stock as compensation for his service as president and member of the board of directors.

Directors' Compensation

            Directors who are also employees receive no additional compensation for attendance at board meetings. Our directors will be reimbursed for reasonable expenses incurred in attending meetings. No director's fees have been paid to date. Directors may also be granted stock options under our stock option plan. On August 25, 2004, our board of directors authorized the issuance of 50,000 shares of common stock to Ms. Helmond as compensation for her service as a member of the board of directors.

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

Item 11 - Security Ownership of Certain Beneficial Owners and Management

            Our authorized capital stock consists of 50,000,000 shares of common stock, and 25,000,000 shares of preferred stock, each having a par value of $0.0001 per share.

            As of January 14, 2005, there were 8,212,167 shares of our common stock issued and outstanding. None of our preferred stock has been issued.

            We had 79 holders of record of our common stock as of January 14, 2005.

            The following table describes certain information regarding certain individuals who beneficially owned our common stock on January 14, 2005. In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

            The individuals included in the following table are people who we know beneficially own or exercise voting or control over 5% or more of our common stock; each of our directors; and all executive officers and directors as a group.

Name	Shares Beneficially Owned	Percentage

Richard Gagne	85,000	1.1%
Katherine Helmond	100,000	1.2
Frank LaLoggia(1)	4,710,010	57.4
Charles M. LaLoggia(1)	440,000	5.4
All directors and executive officers (-2-) persons as a group	185,000	2.3

            (1) Frank LaLoggia and Charles M. LaLoggia are cousins.

            The address of all directors and executive officers is 914 E Lake Destiny Road, Altamonte Springs, FL  32714.

            Frank LaLoggia's address is 5509 Porcher Drive, Myrtle Beach, SC 29577.

            Charles M. LaLoggia's address is 457 Park Avenue, Rochester, NY 14607.

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

Item 12 - Certain Relationships and Related Transactions

            Upon our formation, we issued 4,951,000 shares, which were valued at $492, to our founder, Frank LaLoggia. The consideration for these shares was the ownership rights to Mr. LaLoggia's two screenplays, "The Giant" and "Hands." Mr. LaLoggia acquired his interest in "The Giant" from New Sky Communications, Inc. in exchange for the right to receive 5% of the total budget of the associated film up to a maximum of $750,000 if the film is ultimately produced. We acquired the rights to "The Giant" subject to that agreement.  The ownership rights to the two screenplays were recorded on our balance sheet at the nominal amount of $492 without allocation.

            Commencing in January 2000 through June 30, 2002, Frank LaLoggia advanced Bellacasa a total of $166,052. The advances were non-interest bearing, unsecured and due on demand. Also commencing October 1, 2000, we entered into an employment agreement with him. Terms of the agreement provided for an annual salary of $100,000. On July 17, 2002, Mr. Frank LaLoggia resigned from his position as president and terminated the employment agreement. We accrued $179,000 associated with this agreement through July 17, 2002, the date of termination, of which $10,000 had been paid and $169,000 had been included in our balance sheet as accrued officer's salary.

            On May 28, 2004, we transferred our interests in the screenplays "The Giant" and "Hands" to Mr. Frank LaLoggia in exchange for the waiver by him of all claims to accrued but unpaid salaries ($169,000) and all shareholder advances ($166,052) or a total of $335,052.

            In December 2001, Charles LaLoggia loaned $50,000 to Bellacasa. This advance bears interest at 6% and is due and payable on demand. Interest in the amount of $9,000, $6,000 and $3,000 were accrued and owing as of December 31, 2004, 2003 and 2002, respectively.

Item 13 - Exhibits and Reports on Form 8-K

            (a) Exhibits

Exhibit No.	Description
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

            (b) Reports on Form 8-K

            No Reports on Form 8-K were filed during the last quarter of the period covered by this report (October 1, 2002 through December 31, 2002).

Item 14 - Principal Accountant Fees and Services

            On August 19, 2003, Parks, Tschopp, Whitcomb & Orr, P.A. resigned as our independent auditing firm. We did not engage a new accounting firm until October 27, 2004, when we appointed Michael F. Cronin, CPA as independent accountant to audit our financial statements for the years ended December 31, 2002 and December 31, 2003. During the fiscal years 2002 and 2003, no payments were made to accounting firms. In 2002, Parks, Tschopp, Whitcomb & Orr, P.A. reviewed our financial statements for the quarter ended March 31, 2002 and provided no other services.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Table of Contents

Independent Auditors' Reports	F-2

Financial Statements:

Balance Sheets	F-3

December 31, 2002
December 31, 2001

Statements of Operations	F-4

Year ended December 31, 2002
Year ended December 31, 2001
Period from July 28, 1998 (inception) through December 31, 2002

Statements of Stockholders' Equity (Deficit)	F-5

Year ended December 31, 2002
Year ended December 31, 2001
Period from July 28, 1998 (inception) through December 31, 2002

Statements of Cash Flows	F-6

Year ended December 31, 2002
Year ended December 31, 2001
Period from July 28, 1998 (inception) through December 31, 2002

Notes to Financial Statements	F-7

Independent Auditors' Report

The Board of Directors

Bellacasa Productions, Inc.:

We have audited the accompanying balance sheet of Bellacasa Productions, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001 and the period from July 28, 1998 (date of inception) through December 31, 2001.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bellacasa Productions, Inc. (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001 and the period from July 28, 1998 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 8 to the financial statements, the Company has experienced net operating losses of $157,482 and $127,041 for the years ended December 31, 2001 and 2000, respectively.  At December 31, 2001, the Company continues to experience a working capital deficit and also has a stockholders' deficit of $258,103.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in note 8.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

March 20, 2002

/s/ Parks, Tschopp, Whitcomb & Orr, P.A.

Parks, Tschopp, Whitcomb & Orr, P.A. Maitland, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Bellacasa Productions, Inc.
Altamonte Springs, FL 32714

I have audited the accompanying balance sheet of Bellacasa Productions, Inc. (the "Company") as of December 31, 2002 and the related statements of operations, cash flows and stockholders' deficit for the year then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Bellacasa Productions, Inc. as of December 31, 2001 were audited by other auditors whose report dated March 20, 2002 expressed an unqualified opinion on those financial statements.

I conducted my audit in accordance with auditing standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bellacasa Productions, Inc. as of December 31, 2002 and the results of its operations, its cash flows and changes in stockholders' deficit for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 8 to the financial statements, the Company has experienced net operating losses of $139,101 and $157,482 for the years ended December 31, 2002 and 2001, respectively.  At December 31, 2002, the Company had a stockholders' deficit of $397,204 as well as a working capital deficit.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in note 8.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

November 24, 2004

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

BELLACASA PRODUCTIONS, INC.
(a development stage company)
Balance Sheets

Assets
	December 31, 2002	December 31, 2001
Current assets:
Cash	$0	$49,031
Prepaid offering costs	0	23,171

Total current assets	0	72,202

Investment in screenplays	492	492

Office furniture and equipment, net	1,350	2,098

	$1,842	$74,792

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$13,994	$2,494
Accrued officer's salary under employment agreement	169,000	125,000
Advances from stockholders	216,052	0

Total current liabilities	399,046	127,494

Advances from stockholders	0	205,401

Stockholders' deficit:
Common stock, $.0001 par value, authorized
50,000,000 shares, issued and outstanding
8,082,167 shares	809	809
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	0	0
Additional paid-in capital	169,326	169,326
Deficit accumulated during the development stage	(567,339)	(428,238)

Total stockholders' deficit	(397,204)	(258,103)

	$1,842	$74,792

See accompanying notes to financial statements. F-3

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Operations

	Year ended December 31, 2002	Year ended December 31, 2001	Period from July 28, 1998 (inception) through December 31, 2002

Revenue	$0	$0	$0

Costs and expenses:
Product development and marketing	0	0	32,494
Interest expense	3,000	0	3,784
Prepaid offering expense charged-off	23,171	0	23,171
General and administrative	112,930	157,482	510,295

Total costs and expenses	139,101	157,482	569,744

Interest income	0	0	2,405

Net loss	$(139,101)	$(157,482)	$(567,339)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.07)

Weighted average number of shares
outstanding	8,082,167	8,063,705	7,882,202

See accompanying notes to financial statements. F-4

BELLACASA PRODUCTIONS, INC.
(a development stage company)
Statement of Stockholders' Equity (Deficit)

Period from January 1, 2001 through December 31, 2002
			Additional			Total
	Common	Stock	Paid-in	Accumulated	Deferred	Stockholders'
	Shares	Amount	Capital	Deficit	Compensation	Equity (Deficit)

Balances at January 1, 2001	$8,055,500	$806	$ 169, 326	$(270,756)	$(9,000)	$(109,624)
Common stock issued for services	26,667	3				3
Deferred compensation earned					9,000	9,000
Net loss				(157,482)		(157,482)

Balances at December 31, 2001	8,082,167	809	169, 326	(428,238)	0	(258,103)
Net loss				(139,101)		(139,101)

Balances at December 31, 2002	$8,082,167	$809	$ 169,326	$(567,339)	$0	$(397,204)

See accompanying notes to financial statements.

F-5

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Cash Flows

	Year Ended December 31, 2002	Year Ended December 31, 2001	Period from July 28, 1998 (inception) through December 31, 2002

Cash flows from operating activities:
Net loss	$(139,101)	$(157,482)	$(567,339)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	748	1,933	5,422
Common stock issued for services	0	9,000	38,003
Change in operating assets and liabilities:
Accounts payable and accrued expenses	47,000	99,861	173,494
Prepaid offering costs	23,171	0	0
Other liabilities	8,500	0	9,500

Net cash used in operating activities	(59,682)	(46,688)	(340,920)

Cash flows from investing activities:
Purchase of property and equipment	0	0	(4,409)

Net cash used in investing activities	0	0	(4,409)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	129,277
Advances from stockholders	10,651	94,609	216,052

Net cash provided by financing activities	10,651	94,609	345,329

Net increase (decrease) in cash	(49,031)	47,921	0

Cash at beginning of period	49,031	1,110	0

Cash at end of period	$0	$49,031	$0

Supplementary disclosure of cash flow information:

Cash paid for interest	$0	$0	$784

Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements. F-6

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

 Summary of Significant Accounting Policies
 Year Ended December 31, 2002

Basis of Presentation: The financial statements have been presented in a "development stage" format. Since inception, the primary activities of Bellacasa Productions, Inc. ("Bellacasa" or the "Company") have consisted primarily of organizational and equity fund raising activities. The Company has not commenced its principal revenue producing activities. For comparative presentation purposes, certain 2001 financial statement accounts have been reclassified to conform with 2002 (current) classifications.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, those short-term, highly liquid investments with original maturities of three months or less are considered to be cash or cash equivalents.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense was $748 for each of fiscal years 2002 and 2001.

Valuation of Long-Lived Assets: The recoverability of long-lived assets including equipment, goodwill and other intangible assets, is reviewed when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

Income Taxes: Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized. Management has determined that it is more likely than not that the net operating loss carry-forwards will not be utilized; therefore  a provision  has been made for a valuation allowance against the related deferred tax asset.

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Stock-based awards to employees are accounted for using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44. As permitted by SFAS No. 123, as amended by SFAS No. 148, the Company has chosen to continue to account for employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

Selected Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. The adoption of SFAS No. 146 has had no impact on the Company's financial position or results of operations.

SFAS No. 147, "Acquisitions of Certain Financial Institutions," was issued in December 2002 and is not expected to apply to the Company's current or planned activities.

In December 2002, the FASB approved SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." The Company has not determined the impact of the adoption of FAS 148 on its financial position or results of operations.

In April 2003, the FASB approved SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 is not expected to apply to the Company's current or planned activities.

In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have an effect on the Company's financial position, results of operations, or cash flows.

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

 Notes to Financial Statements
Year Ended December 31, 2002

1. The Company

Bellacasa Productions, Inc., ("Bellacasa" or the "Company") was formed on July 28, 1998 as a Nevada corporation.  The Company has been organized with the intent to operate in the entertainment industry specifically in connection with the production and distribution of motion pictures.

2. Income Taxes

The Company has approximately $237,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2022. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Management has determined that it more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	2002	2001

The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$ 0	$ 0
State	0	0

Total currently payable	0	0

Deferred:
Federal	45,092	50,729
State	6,955	8,372

Total deferred	52,047	59,101
Less increase in allowance	(52,047)	(59,101)

Net deferred	0	0

Total income tax provision (benefit)	$ 0	$ 0

	2002	2001
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$ 88,212	$ 32,617
Deferred tax asset arising from amortization of start-up costs	60,368	80,328
Deferred tax asset arising from accrued compensation	63,037	46,625

Total	211,617	159,570

Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards	(88,212)	(32,617)
Deferred tax asset arising from amortization of start-up costs	(60,368)	(80,328)
Deferred tax asset arising from accrued compensation	(63,037)	(46,625)

Total	(211,617)	(159,570)

Net Deferred Income Taxes	$ 0	$ 0

3. Investment in Screenplays

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

4. Prepaid Offering Costs

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

5. Related Party Transactions

Commencing in January 2000 through June 30, 2002, the principal stockholder advanced $166,052 to the Company.  The advances are non-interest bearing, unsecured and due on October 31, 2003.  In addition, another stockholder has advanced $50,000 to the Company, which bears interest at 6% and is due and payable with interest in June 2003. As of December 31, 2002, interest in the amount of $3,000 has been accrued and is included in accounts payable and accrued expenses in the accompanying balance sheet.

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

6. Property and Equipment

Property and equipment consists of the following:

	December 31, 2002	December 31, 2001

Production equipment	$ 4,409	$ 4,409
Less accumulated depreciation	(3,059)	(2,311)

	$ 1,350	$ 2,098

7.  Stock Option Plan

In July 1998, the Company adopted the Bellacasa Productions, Inc. 1998 Stock Option Plan (the "Plan").  The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  As of December 31, 2002 and 2001, no options had been granted under the Plan.

8. Going Concern

The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations.   The Company reported net losses of $139,101 and $157,482 for the years ended December 31, 2002 and 2001, respectively.  Additionally, there is a stockholders' deficit of $397,204 at December 31, 2002.

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

9. Subsequent Events

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

10. Supplemental Cash Flow Information

	2002	2001	Inception (7/28/98) to Dec 31, 2002
Cash paid for interest	$ 0	$ 0	$ 784
Cash paid for taxes	0	0	0
Expenses paid by issuance of common stock	0	0	38,003

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellacasa Productions, Inc.

(Registrant)

By:	/s/ Richard Gagne

Richard Gagne President and Chief Executive Officer

Date:	January 15, 2005

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Gagne

Richard Gagne Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	January 15, 2005

/s/ Katherine Helmond

Katherine Helmond, Director

Date:	January 15, 2005