Form 10QSB
period 2003-03-31
BELLACASA PRODUCTIONS INC
filed 2005-01-19
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Balance Sheets

Assets
	March 31, 2003 (unaudited)	December 31, 2002
Current assets:
Cash	$0	$0

Total current assets	0	0

Investment in screenplays	492	492

Office furniture and equipment, net	1,163	1,350

	$1,655	$1,842

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$14,744	$173,494
Accrued officer's salary under employment agreement	169,000	169,000
Advances from stockholders	216,052	216,052

Total current liabilities	399,796	399,046

Stockholders' deficit:
Common stock, $.0001 par value, authorized
50,000,000 shares, issued and outstanding
8,082,167 shares	809	809
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	0	0
Additional paid-in capital	169,326	169,326
Deficit accumulated during the development stage	(568,276)	(567,339)

Total stockholders' deficit	(398,141)	(397,204)

	$1,655	$1,842

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Operations

		Three months ended March 31, 2003 (unaudited)		Three months ended March 31, 2002 (unaudited)	Period from July 28, 1998 (inception) through March 31, 2003 (unaudited)

Revenue		$0		$0	$0

Costs and expenses:
Product development and marketing		0		0	32,494
Interest expense		750		750	3,784
Prepaid offering expense charged-off		0		23,171	23,171
General and administrative		187		57,491	510,295

Total costs and expenses		937		81,412	569,744

Interest income		0		0	2,405

Net loss		$(937)		$(81,412)	$(567,339)

Basic and diluted loss per share	$	(NIL	)	$(0.01)	$(0.07)

Weighted average number of shares
outstanding		8,082,167		8,082,167	7,850,006

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Cash Flows

	Three Months Ended March 31, 2003 (unaudited)	Three Months Ended March 31, 2002 (unaudited)	Period from July 28, 1998 (inception) through March 31, 2003 (unaudited)

Cash flows from operating activities:
Net loss	$(937)	$(81,412)	$(568,276)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	187	187	5,609
Common stock issued for services	0	0	38,003
Change in operating assets and liabilities:
Accounts payable and accrued expenses	750	15,750	174,244
Prepaid offering costs	0	23,171	0
Other liabilities	0	7,500	9,500

Net cash (used in) operating activities	0	(34,804)	(340,920)
Cash flows from investing activities:
Purchase of property and equipment	0	0	(4,409)

Net cash used in investing activities	0	0	(4,409)
Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	129,277
Advances from (repaid to) stockholder	0	(11,349)	216,052

Net cash provided by financing activities	0	(11,349)	345,329

Net increase (decrease) in cash	0	(46,153)	0
Cash at beginning of period	0	49,031	0

Cash at end of period

$

	0	$2,878	$0

Supplementary disclosure of cash flow information:

Cash paid for interest	$0	$0	$784

Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Notes to Interim Financial Statements
March 31, 2003

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

Development stage operations, from inception through March 31, 2003, resulted in net operating losses. Management has determined that it more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided. Accordingly, no income tax provision or benefits have been recognized in the accompanying financial statements.

The net operating loss carryforwards at March 31, 2003 available to offset taxable income in future periods amount to approximately $300,000, which will expire at various dates through 2023.

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

(5) Related Party Transactions

Commencing in January 2000 through June 30, 2002, the principal stockholder advanced $166,052 to the Company. The advances are non-interest bearing, unsecured and due on October 31, 2003. In addition, another stockholder has advanced $50,000 to the Company, which bears interest at 6% and is due and payable, on demand, with interest. As of March 31, 2003, interest in the amount of $3,750 has been accrued and is included in accounts payable and accrued expenses in the accompanying balance sheet.

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

 (6) Property and Equipment

Property and equipment consists of the following:

	March 31, 2003	December 31, 2002

Production equipment	$ 4,409	$ 4,409
Less accumulated depreciation	(3,246)	(3,059)

	$ 1,163	$ 1,350

(7) Stock Option Plan

In July 1998, the Company adopted the Bellacasa Productions, Inc. 1998 Stock Option Plan (Plan).  The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  As of March 31, 2003 and December 31, 2002 no options had been granted under the Plan.

(8) Going Concern

The Company's financial statements have been presented on a going concern basis which contemplates the realization and the satisfaction of liabilities in the normal course of business.  As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations.   The Company reported net losses of $937 for the three months ended March 31, 2003 and $139,101 and $157,482 for the years ended December 31, 2002 and 2001, respectively.  Additionally, there is a stockholders' deficit of $397,204 at March 31, 2003.

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

          On November 15, 2004, we entered into a Stock Purchase Agreement to acquire all of the issued and outstanding stock of Aquamer, Inc. ("Aquamer"), a development stage medical technology corporation organized under the laws of Delaware, in exchange for approximately 28,000,000 shares of our common stock, which, upon issuance, will constitute approximately 77% of our issued and outstanding common stock. The Stock Purchase Agreement was included as Exhibit 2.1 to our Report on Form 8-K, which was filed on November 17, 2004.

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

Three Months Ended March 31, 2003, Three Months Ended March 31, 2002, and from Inception, July 28, 1998 through March 31, 2003:

          Sales - During the three-month periods ended March 31, 2003 and March 31, 2002, we did not have any sales. We also did not have any sales since inception, July 28, 1998, through March 31, 2003.

          Costs and Expenses -  Total costs and expenses for the three months ended March 31, 2003 were $937 compared to $81,412 in the March 31, 2002 quarter.  In the 2003 first quarter, our only expenses were depreciation -$187 and accrued but unpaid interest expense on shareholder advance - $750. Our costs and expenses, during the three-month period ended March 31, 2002, consisted primarily of the write-off of prepaid offering expenses - $23,171; travel and promotional expenses which were indirectly related to the aborted public offering - $18,109; and officer's salary - $25,000 of which $10,000 was paid and $15,000 was accrued. Since inception, our costs and expenses totaled $569,744.

          Losses -  Net loss, before taxes, for the three months ended March 31, 2003 was $937, a decrease of $80,475, compared to $81,412 in the three months ended March 31, 2002. This decrease was a result of the reduction of costs and expenses described above. Since inception our total losses have been $567,339.

          We have elected not to reduce our net loss by any tax benefit for the quarter ended March 31, 2003 or for the quarter ended March 31, 2002.

          Loss per share for the three months ended March 31, 2003 was $NIL and $0.01 for the three months ended March 31, 2002.  The loss per share was based on 8,082,167 weighted average common shares outstanding for both the three-month periods ended March 31, 2003 and March 31, 2002.

Liquidity and Capital Resources

          As of March 31, 2003 and December 31, 2002, our cash balance was $-0-, which compares to $2,878 at March 31, 2002 and $49,031 at December 31, 2001.

          We have not generated cash flow from our operations. Our operating activities did not consume any cash during the first quarter of 2003 but did use $46,153 during the quarter ended March 31, 2002. Since inception, through March 31, 2003, we used cash of $340,920 for operating activities and a total of $347,552.

          Our liabilities at March 31, 2003 totaled $399,796, all of which are current liabilities. The liabilities consist of $169,000 owed to our former president, Mr. Frank LaLoggia, pursuant to an employment agreement and $50,000 plus $3,750 of accrued interest to Charles LaLoggia for a stockholder advance and $166,052 owed to our former president, Mr. Frank LaLoggia, for an advances he made to us. In May 2004, we eliminated the debts to our former president, which totaled $335,052 in exchange for certain of our assets, which are described above.

          We intended to meet our cash needs through the sale of securities or through borrowings. Since we were unable to raise additional capital, we have changed our business plan from making films to seeking a reverse merger or acquisition. There is no assurance that we will be able to pursue our business objectives.

Ability to Continue as a Going Concern and Plan of Operation

          Our financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  As more fully described below, the liquidity of our Company has been adversely affected by significant losses from operations. We reported net losses of $937 for the three months ended March 31, 2003 and $139,101 and $157,482 for the years ended December 31, 2002 and 2001, respectively.  Additionally, there was a stockholders' deficit of $397,204 at March 31, 2003.These conditions raise substantial doubt about our ability to continue as a going concern without additional capital contributions.  In light of our inability to raise funds from our public offering, we have reconsidered our business plan and now seek to be acquired or merge with a company either in the film industry or in an unrelated industry so as to provide an opportunity to create value for our shareholders. There can be no assurance, however, that we will be successful in accomplishing our objectives.

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

Employees

          As of March 31, 2003, we had no employees. As of the date of this filing, we had no employees other than our president, Mr. Richard Gagne, who devotes such time as necessary to our operations. We may utilize independent contractors and consultants from time to time to assist us with our compliance requirements.

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

PART II

Item 1 - Legal Proceedings

          None

Item 2 - Changes in Securities

          During the period January 1, 2003 through March 31, 2003, we did not issue any securities.

          As of March 31, 2003, we had 8,082,167 shares of common stock outstanding.

Item 3 - Defaults upon Senior Securities

          Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5 - Other Information

          Not applicable

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

(b)	Reports on Form 8-K No reports on Form 8-K were filed during the quarter ended March 31, 2003.

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