Form 10QSB
period 2003-06-30
BELLACASA PRODUCTIONS INC
filed 2005-01-19
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Balance Sheets

Assets
	June 30, 2003 (unaudited)	December 31, 2002
Current assets:
Cash	$0	$0

Total current assets	0	0

Investment in screenplays	492	492

Office furniture and equipment, net	976	1,350

	$1,468	$1,842

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$15,494	$13,994
Accrued officer's salary under employment agreement	169,000	169,000
Advances from stockholders	216,052	216,052

Total current liabilities	400,546	399,046

Stockholders' deficit:
Common stock, $.0001 par value, authorized
50,000,000 shares, issued and outstanding
8,082,167 shares	809	809
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	0	0
Additional paid-in capital	169,326	169,326
Deficit accumulated during the development stage	(569,213)	(567,339)

Total stockholders' deficit	(399,078)	(397,204)

	$1,468	$1,842

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC. (a development stage company) Statements of Operations
	Three months ended				Six months ended				July 28, 1998 (inception) to June 30, 2003 (unaudited)
	June 30, 2003 (unaudited)			June 30, 2002 (unaudited)	June 30, 2003 (unaudited)			June 30, 2002 (unaudited)

Revenue		$0		$0		$0		$0	$0
Costs and expenses:
Product development and marketing		0		0		0		0	32,494
Interest Expense		750		750		1,500		1,500	5,284
Prepaid offering expense charged-off		0		0		0		23,171	23,171
General and administrative		187		42,947		374		100,438	510,669

Total Costs and Expenses		937		43,697		1,874		125,109	571,618

Interest income		0		0		0		0	2,405

Net Loss		$(937)		$(43,697)		$(1,874)		$(125,109)	$(569,213)

Basic and diluted Loss per Share	$	(NIL	)	$(0.01)	$	(NIL	)	$(0.02)	$(0.07)

Weighted Average Common Shares Outstanding		8,082,167		8,082,167		8,082,167		8,082,167	7,861,750

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Cash Flows

	Six Months Ended June 30, 2003 (unaudited)	Six Months Ended June 30, 2002 ( unaudited)	Period from July 28, 1998 (inception) through June 30, 2003 (unaudited)

Cash flows from operating activities:
Net loss	$(1,874)	$(125,109)	$(569,213)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	374	374	5,796
Common stock issued for services	0	0	38,003
Change in operating assets and liabilities:
Accounts payable and accrued expenses	1,500	41,500	174,994
Prepaid offering costs	0	23,171	0
Other liabilities	0	8,500	9,500

Net cash (used in) operating activities	0	(51,564)	(340,920)
Cash flows from investing activities:
Purchase of property and equipment	0	0	(4,409)

Net cash used in investing activities	0	0	(4,409)
Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	129,277
Advances from stockholder	0	10,651	216,052

Net cash provided by financing activities	0	10,651	345,329

Net increase (decrease) in cash	0	40,913	0
Cash at beginning of period	0	49,031	0

Cash at end of period

$

	0	$8,118	$0

Supplementary disclosure of cash flow information:

Cash paid for interest	$0	$0	$784

Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Notes to Interim Financial Statements
June 30, 2003

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

Development stage operations, from inception through June 30, 2003, resulted in net operating losses. Management has determined that it more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided. Accordingly, no income tax provision or benefits have been recognized in the accompanying financial statements.

The net operating loss carryforwards at June 30, 2003 available to offset taxable income in future periods amount to approximately $300,000, which will expire at various dates through 2023.

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

(5) Related Party Transactions

Commencing in January 2000 through June 30, 2002, the principal stockholder advanced $166,052 to the Company.  The advances are non-interest bearing, unsecured and due on October 31, 2003.  In addition, another stockholder has advanced $50,000 to the Company, which bears interest at 6% and is due and payable, on demand, with interest. As of June 30, 2003, interest in the amount of $4,500 has been accrued and is included in accounts payable and accrued expenses in the accompanying balance sheet.

Commencing October 1, 2000, the Company entered into an employment agreement with its principal stockholder and president.  Terms of the agreement provided for an annual salary of $100,000. On July 17, 2002, the president resigned from his position and terminated the employment agreement. Accordingly, the Company has accrued approximately $179,000 associated with this agreement through July 17, 2002, the date of termination, of which $10,000 has been paid and $169,000 has been included in the accompanying balance sheet as accrued officer's salary payable.

(6) Property and Equipment

Property and equipment consists of the following:

	June 30, 2003	December 31, 2002

Production equipment	$ 4,409	$ 4,409
Less accumulated depreciation	(3,433)	(3,059)

	$ 976	$ 1,350

(7) Stock Option Plan

In July 1998, the Company adopted the Bellacasa Productions, Inc. 1998 Stock Option Plan (Plan).  The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  As of June 30, 2003 and December 31, 2002 no options had been granted under the Plan.

(8)  Going Concern

The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations.   The Company reported net losses of $1,874 for the six months ended June 30, 2003 and $139,101 and $157,482 for the years ended December 31, 2002 and 2001, respectively.  Additionally, there is a stockholders' deficit of $399,078 at June 30, 2003.

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

          Although, we expect the transaction to close in January 2005, the closing date has not yet been set and is subject to agreement on all material schedules to the Stock Purchase Agreement. Additionally, it is a condition precedent to the closing that we be furnished with audited financial statements and unaudited interim financial statements for both our company and Aquamer and that our quarterly and annual reports through the quarter ended September 30, 2004 have been filed with the SEC.

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

Three Months Ended June 30, 2003 and Three Months Ended June 30, 2002:

          Sales - During the three-month periods ended June 30, 2003 and June 30, 2002, we did not have any sales.

          Costs and Expenses -  Total costs and expenses for the three months ended June 30, 2003 were $937 compared to $43,697 for the three months ended June 30, 2002. During the three months ended June 30, 2003 our only expenses were depreciation - $187 and accrued interest expense on shareholder advances - $750. In the second quarter of 2002, our major expense was $25,000 for officer's salaries. The $42,760 reduction in costs and expenses is primarily the result of the elimination of officer's salaries and the travel and promotion expenses in connection with our aborted public offering that was terminated in June 2002.

          Losses -  Net loss, before taxes, for the three months ended June 30, 2003 was $937, a decrease of $42,760, compared to the $43,697 net loss in the three months ended June 30, 2002. This decrease was a result of the lowering of costs and expenses referred to previously.

          We have elected not to reduce our net loss by any tax benefit for the quarter ended June 30, 2003 or for the quarter ended June 30, 2002.

          Loss per share for the three months ended June 30, 2003 was $NIL and for the three months ended June 30, 2002 was $0.01.  The loss per share, in both periods, was based on 8,082,167 weighted average common shares outstanding.

Six Months Ended June 30, 2003, Six Months Ended June 30, 2002, and from Inception, July 28, 1998, through June 30, 2003:

          Sales - During the six months ended June 30, 2003, June 30, 2002 and since inception, June 28, 1998, through June 30, 2003, we did not have any sales.

          Costs and Expenses -  Total costs and expenses for the six months ended June 30, 2003 were $1,874 compared to $125,109 in the six months ended June 30, 2002. During the six months ended June 30, 2003 our only expenses were depreciation - $374 and accrued interest expense on shareholder advances - $1,500. In the 2002 six-month period, we wrote-off $23,171 of prepaid offering expenses; and spent approximately $20,000 for travel and promotion connected with our aborted public offering; and $50,000 for accrued but unpaid officer's salary prior to the termination of our former president's employment contract in July 2002. Costs and expenses from inception, through June 30, 2003, totaled $571,618.

          Losses -  Net loss, before taxes, for the six months ended June 30, 2003 was $1,874, a decrease of $123,235, compared to the loss of $125,109 in the first six months of 2002. This decrease in the loss was a result of the reduction of costs and expenses referred to previously. As of June 30, 2003, our losses since inception totaled $569,213.

          We have elected not to reduce our net loss by any tax benefit for the six months ended June 30, 2003 or for the six months ended June 30, 2002 or since inception.

          Our loss per share for the six months ended June 30, 2003 was $NIL and for the six months ended June 30, 2002 was $0.02. The loss per share was based on 8,082,167 weighted average common shares outstanding for both periods

Liquidity and Capital Resources

          As of June 30, 2003 and December 31, 2002 our cash balance was $-0-. We have not generated cash flow from our operations. Our operating activities did not require any cash during the six months ended June 30, 2003 but did consume $51,564 during the six months ended June 30, 2002. Since inception, we have consumed cash of $347,552, of which $340,920 was for use in operating activities.

          Our liabilities at June 30, 2003 totaled $400,546, all of which are current liabilities, of which $50,000 is owed to Mr. Charles LaLoggia for advances made by him to our company and $4,500 for interest accrued on that debt. Also included in the total liabilities, as of June 30, 2003, was $169,000 for accrued salaries owed to our former president and $166,052 owed to him for advances he made to our company. In May 2004, we eliminated the debts to our former president, which totaled $335,052 in exchange for certain of our assets, which are described above.

          We intended to meet our cash needs through the sale of securities or through borrowings. Since we were unable to raise additional capital, we have changed our business plan from making films to seeking a reverse merger or acquisition.

Ability to Continue as a Going Concern and Plan of Operation

          Our financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by significant losses from operations.   We reported a net loss of $1,874 for the six months ended June 30, 2003 and losses of $139,101 and $157,482 for the years ended December 31, 2002 and 2001, respectively.  Additionally, there is a stockholders' deficit of $399,078 at June 30, 2003. These conditions raise substantial doubt about our ability to continue as a going concern without additional capital contributions.  Our plan is to seek an acquisition or a reverse merger with a company engaged in the motion picture industry or an unrelated field.  There can be no assurance, however, that we will be successful in accomplishing our objectives.

            If we are unable to complete a reverse merger-type transaction, we will be required to borrow or sell securities in private offerings to meet our cash needs over the next 12 months. If we are unable to raise funds, we may terminate our business. There is no assurance we will be able to raise sufficient funds to continue as a corporate entity

Capital Expenditures

          We do not expect to make capital expenditures in the next 12 months.

Employees

          As of June 30, 2003, we had no employees. As of the date of this filing, we had no employees other than our president, Mr. Richard Gagne, who devotes such time as necessary to our operations. We may utilize independent contractors and consultants from time to time to assist us with our compliance requirements.

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

PART II

Item 1 - Legal Proceedings

          None

Item 2 - Changes in Securities

          During the period April 1, 2003 through June 30, 2003, we did not issue any securities.

          As of June 30, 2003, we had 8,082,167 shares of common stock outstanding.

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

(b)	Reports on Form 8-K No reports on Form 8-K were filed during the three months ended June 30, 2003

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