Form 10QSB
period 2003-09-30
BELLACASA PRODUCTIONS INC
filed 2005-01-19
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Balance Sheets

Assets
	September 30, 2003 (unaudited)	December 31, 2002
Current assets:
Cash	$0	$0

Total current assets	0	0

Investment in screenplays	492	492

Office furniture and equipment, net	789	1,350

	$1,281	$1,842

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$16,244	$13,994
Accrued officer's salary under employment agreement	169,000	169,000
Advances from stockholders	216,052	216,052

Total current liabilities	401,296	399,046

Stockholders' deficit:
Common stock, $.0001 par value, authorized
50,000,000 shares, issued and outstanding
8,082,167 shares	809	809
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	0	0
Additional paid-in capital	169, 326	169,326
Deficit accumulated during the development stage	(570,150)	(567,339)

Total stockholders' deficit	(400,015)	(397,204)

	$1,281	$1,842

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC. (a development stage company) Statements of Operations
	Three months ended						Nine months ended				July 28, 1998 (inception) to September 30, 2003 (unaudited)
	September 30, 2003 (unaudited)			September 30, 2002 (unaudited)			September 30, 2003 (unaudited)			September 30, 2002 (unaudited)

Revenue		$0			$0			$0		$0	$0
Costs and expenses:
Product development and marketing		0			0			0		0	32,494
Interest Expense		750			750			2,250		2,250	6,034
Prepaid offering expense charged-off		0			0			0		23,171	23,171
General and administrative		187			12,305			561		112,743	510,856

Total Costs and Expenses		937			13,055			2,811		138,164	572,555

Interest income		0			0			0		0	2,405

Net Loss		$(937)			$(13,055)			$(2,811)		$(138,164)	$(570,150)

Basic and diluted Loss per Share	$	(NIL	)	$	(NIL	)	$	(NIL	)	$(0.02)	$(0.07)

Weighted Average Common Shares Outstanding		8,082,167			8,082,167			8,082,167		8,082,167	7,872,473

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Cash Flows

	Nine Months Ended September 30, 2003 (unaudited)	Nine Months Ended September 30, 2002 ( unaudited)	Period from July 28, 1998 (inception) through September 30, 2003 (unaudited)

Cash flows from operating activities:
Net loss	$(2,811)	$(138,164)	$(570,150)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	561	561	5,983
Common stock issued for services	0	0	38,003
Change in operating assets and liabilities:
Accounts payable and accrued expenses	2,250	46,250	175,744
Prepaid offering costs	0	23,171	0
Other liabilities	0	8,500	9,500

Net cash (used in) operating activities	0	(59,682)	(340,920)
Cash flows from investing activities:
Purchase of property and equipment	0	0	(4,409)

Net cash used in investing activities	0	0	(4,409)
Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	129,277
Advances from stockholders	0	10,651	216,052

Net cash provided by financing activities	0	10,651	345,329

Net increase (decrease) in cash	0	(49,031)	0
Cash at beginning of period	0	49,031	0

Cash at end of period

$

	0	$0	$0

Supplementary disclosure of cash flow information:

Cash paid for interest	$0	$0	$784

Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(A Development Stage Company)

Notes to Interim Financial Statements
September 30, 2003

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

(2) Summary of Significant Accounting Policies

(a) Nature of development stage operations

Bellacasa Productions, Inc., (Bellacasa or the Company) was formed on July 28, 1998 as a Nevada corporation.  The Company was organized with the intent to operate in the entertainment industry specifically in connection with the production and distribution of motion pictures.

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

Development stage operations, from inception through September 30, 2003, resulted in net operating losses. Management has determined that it more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided. Accordingly, no income tax provision or benefits have been recognized in the accompanying financial statements.

The net operating loss carryforwards at September 30, 2003 available to offset taxable income in future periods amount to approximately $300,000, which will expire at various dates through 2023

(d) Use of Estimates

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

(5) Related Party Transactions

Commencing in January 2000 through June 30, 2002, the principal stockholder advanced $166,052 to the Company.  The advances are non-interest bearing, unsecured and due on October 31, 2003.  In addition, another stockholder advanced $50,000 to the Company, which bears interest at 6% and is due and payable, on demand, with interest. As of September 30, 2003, interest in the amount of $5,250 has been accrued and is included in accounts payable and accrued expenses in the accompanying balance sheet.

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

(6) Property and Equipment

Property and equipment consists of the following:

	September 30, 2003	December 31, 2002

Production equipment	$ 4,409	$ 4,409
Less accumulated depreciation	(3,620)	(3,059)

	$ 789	$ 1,350

(7) Stock Option Plan

In July 1998, the Company adopted the Bellacasa Productions, Inc. 1998 Stock Option Plan (Plan).  The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  As of September 30, 2003 and December 31, 2002, no options had been granted under the Plan.

(8) Going Concern

The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations.   The Company reported a net loss of $2,811 for the nine months ended September 30, 2003 and losses of $139,101 and $157,482 for the years ended December 31, 2002 and 2001, respectively.  Additionally, there is a stockholders' deficit of $400,015 at September 30, 2003.

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

          On November 15, 2004, we entered into a Stock Purchase Agreement to acquire all of the issued and outstanding stock of Aquamer, Inc. ("Aquamer"), a development stage medical technology corporation organized under the laws of Delaware, in exchange for 28,000,000 shares of our common stock, which, upon issuance, will constitute approximately 77% of our issued and outstanding common stock. The Stock Purchase Agreement was included as Exhibit 2.1 to our Report on Form 8-K, which was filed on November 17, 2004.

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

Three Months Ended September 30, 2003 and Three Months Ended September 30, 2002:

          Sales - During the three-month periods ended September 30, 2003 and September 30, 2002, we did not have any sales.

          Costs and Expenses -  Total costs and expenses for the three months ended September 30, 2003 were $937 compared to $13,055 for the three months ended September 30, 2002. During the three months ended September 30, 2003, our only expenses were depreciation - $187 and accrued interest expense on shareholder advances - $750. In the third quarter of 2002, in addition to our expenses for depreciation - $187; and accrued interest expense on shareholder advances - $750; we accrued $4,000 for officer's salaries for the period prior to termination of the employment agreement with our former president.

          Losses -  Net loss before taxes for the three months ended September 30, 2003 was $937, a decrease of $13,018, compared to the $13,055 net loss in the three months ended September 30, 2002. This decrease was a result of the reduction of costs and expenses and the termination of the employment agreement with our former president in July 2002.

          We have elected not to reduce our net loss by any tax benefit for the quarter ended September 30, 2003 or for the quarter ended September 30, 2002.

          Loss per share for the three months ended September 30, 2003 was $NIL and for the three months ended September 30, 2002 was also $NIL.  The loss per share, in both periods, was based on 8,082,167 weighted average common shares outstanding.

Nine Months Ended September 30, 2003, Nine Months Ended September 30, 2002, and from Inception, July 28, 1998, through September 30, 2003:

          Sales - During the six months ended September 30, 2003, September 30, 2002 and since inception, July 28, 1998, through June 30, 2003, we did not have any sales.

          Costs and Expenses -  Total costs and expenses for the nine months ended September 30, 2003 were $2,811 compared to $138,164 in the nine months ended September 30, 2002. In the 2002 nine-month period, we wrote-off $23,171 of prepaid offering expenses; and spent approximately $20,000 for travel and promotion connected with our aborted public offering; and $54,000 for accrued but unpaid officer's salary prior to the termination of our former president's employment contract in July 2002. Costs and expenses from inception, through September 30, 2003, totaled $572,555.

          Losses -  Net loss, before taxes, for the nine months ended September 30, 2003 was $2,811, a decrease of $135,353 compared to the loss of $138,164 in the first nine months of 2002. This decrease in the loss was a result of the reduction of costs and expenses referred to previously. As of September 30, 2003, our losses since inception totaled $570,150.

          We have elected not to reduce our net loss by any tax benefit for the nine months ended September 30, 2003 or for the nine months ended September 30, 2002 or since inception.

          Loss per share for the nine months ended September 30, 2003 was $NIL and for the nine months ended September 30, 2002 was $0.02. The loss per share was based on 8,082,167 weighted average common shares outstanding for both periods

Liquidity and Capital Resources

          As of September 30, 2003 and December 31, 2002, our cash balance was $-0-. We have not generated cash flow from our operations. Our operating activities did not require any cash during the nine months ended September 30, 2003 but did consume $59,682 during the nine months ended September 30, 2002. Since inception, we have consumed cash of $347,552, of which $340,920 was for use in operating activities.

          Our liabilities at September 30, 2003 totaled $401,298 of which $50,000 is owed to Mr. Charles LaLoggia for advances made by him to our company and $5,250 for interest accrued on that debt. Also included in the total liabilities, as of June 30, 2003, was $169,000 for accrued salaries owed to our former president and $166,052 owed to him for advances he made to our company. In May 2004, we eliminated the debts to our former president, which totaled $335,052 in exchange for certain of our assets, which are described above.

          We intended to meet our cash needs through the sale of securities or through borrowings. Since we were unable to raise additional capital, we have changed our business plan from making films to seeking a reverse merger or acquisition.

            If we are unable to enter into a reverse merger-type transaction, we will be required to borrow or sell securities in private offerings to meet our cash needs over the next 12 months. If we are unable to raise funds, we may terminate our business. There is no assurance we will be able to raise sufficient funds to continue as a corporate entity.

Ability to Continue as a Going Concern and Plan of Operation

          Our financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business. Our liquidity has been adversely affected by significant losses from operations. We reported a net loss of $2,811 for the nine months ended September 30, 2003 and losses of $139,101 and $157,482 for the years ended December 31, 2002 and 2001, respectively.  Additionally, there is a stockholders' deficit of $400,015 at September 30, 2003. These conditions raise substantial doubt about our ability to continue as a going concern without additional capital contributions.  Our plan is to seek an acquisition or a reverse merger with a company engaged in the motion picture industry or an unrelated field.  There can be no assurance, however, that we will be successful in accomplishing our objectives.

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

Employees

          As of September 30, 2003 and as of the date of this filing, we had no employees other than our president, Mr. Richard Gagne, who devotes such time as necessary to our operations. We may utilize independent contractors and consultants from time to time to assist us with our compliance requirements.

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

PART II

Item 1 - Legal Proceedings

          None

Item 2 - Changes in Securities

          During the period July 1, 2003 through September 30, 2003, we did not issue any securities.

          As of September 30, 2003, we had 8,082,167 shares of common stock outstanding.

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

Reports on Form 8-K

On July 21, 2003, we reported on Form 8-K, under Items 6 and 7, the resignation of the Company's president from his positions as an officer and as a director; and the appointment of a new president and director. No other reports were filed on Form 8-K during the three months ended September 30, 2003.

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