Form 10KSB
period 2003-12-31
BELLACASA PRODUCTIONS INC
filed 2005-01-20
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
[X] Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2003
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Bellacasa Productions, Inc. did not have any revenues for the years ended December 31, 2003 and December 31, 2004.

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

Signatures
Index to Financial Statements
Exhibit 31.1
Exhibit 32.1

PART I

Item 1 - Description of Business

General

            Bellacasa Productions, Inc.("Bellacasa," or  "we" ) was organized as a corporation, under Nevada law, on July 28, 1998, to operate as a motion picture studio. We planned to acquire, produce and market motion pictures for distribution to movie theaters and ancillary markets.

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

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

            Our common stock is not listed or quoted at the present time.  We plan to obtain a sponsoring market maker to file Form 211 with the National Association of Securities Dealers for approval to have our common stock quoted on the OTC Bulletin Board. There is no assurance that we will be able to obtain a sponsoring market maker to file Form 211 and there is no assurance that if the Form 211 were filed, approval would be granted permitting our common stock to trade on the OTC Bulletin Board. Therefore, there can be no assurance that a public market for our common stock will ever develop.

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

            On May 28, 2004, we transferred our interests in the screenplays "The Giant" and "Hands" to Mr. Frank LaLoggia in exchange for the waiver by him of all claims to accrued but unpaid salaries and all shareholder advances made by him to our company. As of the date of the transaction, we were indebted to him for accrued salaries, $169,000, and for advances, $166,052, for a total of $335,052.

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

Year ended December 31, 2003 and year ended December 31, 2002 and since inception, July 28, 1998, through December 31, 2003:

            Sales -  We did not have any sales during the years ended December 31, 2003 and December 31, 2002.

            Costs and Expenses - Total costs and expenses in the year ended December 31, 2003 were $3,748, a decrease of $134,353, compared to $139,101 in the year ended December 31, 2002. Our only expenses in 2003 were for interest on stockholder's advance, $3,000 and depreciation, $748.  Costs and expenses for the 2002 year included interest expense on stockholder's advance, $3,000; write-off of prepaid expenses of unsuccessful public offering, $23,171; and general and administrative expenses of $112,930, which included officer's salary until termination in July 2002, $54,000; and depreciation expense, $748.  Costs and expenses, since inception through December 31, 2003 have totaled $573,492.

            Losses -  Net loss, before taxes, for the year ended December 31, 2003 was $3,748, compared to $139,101 in the year ended December 31, 2002. The decrease in the net loss results from the decrease in costs and expenses described in the paragraph above, "Costs and Expenses."

            Since inception, our losses through December 31, 2003 have totaled $571,087.

            We have not reduced our net loss, for the fiscal year ended December 31, 2003 or for the year ended December 31, 2002, by any tax benefit, consequently, for both years, our net loss was the same before and after taxes.

            Our loss per share for the year ended December 31, 2003 was $NIL and for the year ended December 31, 2002 was $0.02.  The loss per share was based on 8,082,167 weighted average common shares outstanding for both years.

            During the years 2003 and 2002, we attempted without success to secure funding to proceed with our business plan.

Liquidity and Capital Resources

            As of December 31, 2003 and December 31, 2002, our cash balance was $-0-.

            We have not generated cash flow from our operations. In 2003, we were able to continue as an entity without the availability of cash. In 2002, our operating activities consumed $59,682. Since inception, we have consumed cash of $345,329.

            Our liabilities, all of which were current liabilities, totaled $402,046 at December 31, 2003. The liabilities consisted of: $335,052 to Frank LaLoggia ($169,000 for accrued salaries and $166,052 for stockholder advances); $56,000 to Charles LaLoggia ($50,000 for stockholder advance and $6,000 accrued interest); and the balance of approximately $11,000 for accounts and accrued expenses payable. In May 2004, we returned certain assets to Mr. Frank LaLoggia in exchange for the waiver by him of all monies owed to him for salary and advances.

            We intended to meet our cash needs through the sale of securities or through borrowings. Since we were unable to raise additional capital, we have changed our business plan from making films to seeking a merger or acquisition. There is no assurance that we will be able to pursue our business objectives.

Ability to Continue as a Going Concern and Plan of Operation

            Our financial statements, which are a part of this Form 10-KSB, have been presented assuming that we will continue as a going concern. As more fully described, our liquidity has been adversely affected by significant losses from operations. We reported a net loss of $3,748 for the year ended December 31, 2003 and net losses of $139,101 and $571,087 for the year ended December 31, 2002 and since inception, respectively.  Additionally, there is a stockholders' deficit of $400,952 at December 31, 2003.

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

Capital Expenditures

            In the year ended December 31, 2003, we did not make any capital expenditures.

Item 7 - Financial Statements

            Our financial statements and the related notes are set forth at pages F-1 through F-10 attached hereto.

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

            Commencing in January 2000 through June 30, 2002, Frank LaLoggia advanced Bellacasa a total of $166,052.  The advances were non-interest bearing, unsecured and due on demand.  Also commencing October 1, 2000, we entered into an employment agreement with him.  Terms of the agreement provided for an annual salary of $100,000. On July 17, 2002, Mr. Frank LaLoggia resigned from his position as president and terminated the employment agreement. We accrued $179,000 associated with this agreement through July 17, 2002, the date of termination, of which $10,000 had been paid and $169,000 had been included on our balance sheet as accrued officer's salary.

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

            (b) Reports on Form 8-K

            No Reports on Form 8-K were filed during the last quarter of the period covered by this report (October 1, 2003 through December 31, 2003).

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

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Table of Contents

Independent Auditor's Report	F-2

Financial Statements:

Balance Sheets	F-3

December 31, 2003
December 31, 2002

Statements of Operations	F-4

Year ended December 31, 2003
Year ended December 31, 2002
Period from July 28, 1998 (inception) through December 31, 2003

Statements of Stockholders' Equity (Deficit)	F-5

Year ended December 31, 2003
Year ended December 31, 2002
Period from July 28, 1998 (inception) through December 31, 2003

Statements of Cash Flows	F-6

Year ended December 31, 2003
Year ended December 31, 2002
Period from July 28, 1998 (inception) through December 31, 2003

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Bellacasa Productions, Inc.
Altamonte Springs, FL 32714

I have audited the accompanying balance sheets of Bellacasa Productions, Inc. (the "Company") as of December 31, 2003 and December 31, 2002 and the related statements of operations, cash flows and stockholders' deficit for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bellacasa Productions, Inc. as of December 31, 2003 and December 31, 2002 and the results of its operations, its cash flows and changes in stockholders' deficit for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 8 to the financial statements, the Company has experienced net operating losses of $3,748 and $139,101 for the years ended December 31, 2003 and 2002, respectively.  At December 31, 2003, the Company had a stockholders' deficit of $400,952 as well as a working capital deficit.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in note 8. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

November 24, 2004

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Balance Sheets

Assets
	December 31, 2003	December 31, 2002
Current assets:
Cash	$0	$0
Prepaid offering costs	0	0

Total current assets	0	0

Investment in screenplays	492	492

Office furniture and equipment, net	602	1,350

	$1,094	$1,842

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$16,994	$13,994
Accrued officer's salary under employment agreement	169,000	169,000
Advances from stockholders	216,052	216,052

Total current liabilities	402,046	399,046

Stockholders' deficit:
Common stock, $.0001 par value, authorized
50,000,000 shares, issued and outstanding
8,082,167 shares	809	809
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	0	0
Additional paid-in capital	169,326	169,326
Deficit accumulated during the development stage	(571,087)	(567,339)

Total stockholders' deficit	(400,952)	(397,204)

	$1,094	$1,842

See accompanying notes to financial statements. F-3

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Operations

		Year ended December 31, 2003		Year ended December 31, 2002	Period from July 28, 1998 (inception) through December 31, 2003

Revenue		$0		0	0

Costs and expenses:
Product development and marketing		0		0	32,494
Interest expense		3,000		3,000	6,784
Prepaid offering expense charged-off		0		23,171	23,171
General and administrative		748		112,930	511,043

Total costs and expenses		3,748		139,101	573,492

Interest income		0		0	2,405

Net loss		$(3,748)		$(139,101)	$(571,087)

Basic and diluted loss per share	$	(NIL	)	$(0.02)	$(0.07)

Weighted average number of shares
outstanding		8,082,167		8,082,167	7,882,202

See accompanying notes to financial statements. F-4

BELLACASA PRODUCTIONS, INC.
(a development stage company)
Statement of Stockholders' Equity (Deficit)

Period from January 1, 2002 through December 31, 2003
			Additional		Total
	Common	Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances at January 1, 2002	$8,082,167	$809	$169, 326	$(428,238)	$(258,103)
Net loss				(139,101)	(139,101)

Balances at December 31, 2002	8,082,167	809	169, 326	(567,339)	(397,204)
Net loss				(3,748)	(3,748)

Balances at December 31, 2003	$8,082,167	$809	$169,326	$(571,087)	$(400,952)

See accompanying notes to financial statements.

F-5

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Cash Flows

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from July 28, 1998 (inception) through December 31, 2003

Cash flows from operating activities:
Net loss	$(3,748)	$(139,101)	$(571,087)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	748	748	6,170
Common stock issued for services	0	0	38,003
Change in operating assets and liabilities:
Accounts payable and accrued expenses	3,000	47,000	176,494
Prepaid offering costs	0	23,171	0
Other liabilities	0	8,500	9,500

Net cash used in operating activities	0	(59,682)	(340,920)

Cash flows from investing activities:
Purchase of property and equipment	0	0	(4,409)

Net cash used in investing activities	0	0	(4,409)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	129,277
Advances from stockholder	0	10,651	216,052

Net cash provided by financing activities	0	10,651	345,329

Net decrease in cash	0	(49,031)	0

Cash at beginning of period	0	49,031	0

Cash at end of period	$0	$0	$0

Supplementary disclosure of cash flow information:

Cash paid for interest	$0	$0	$784

Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements. F-6

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

Summary of Significant Accounting Policies
 Year Ended December 31, 2003

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

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense was $748 for each of fiscal years 2003 and 2002.

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

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

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
Year Ended December 31, 2003

1. The Company

Bellacasa Productions, Inc., ("Bellacasa" or the "Company") was formed on July 28, 1998 as a Nevada corporation.  The Company has been organized with the intent to operate in the entertainment industry specifically in connection with the production and distribution of motion pictures.

2. Income Taxes

The Company has approximately $294,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2023. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Management has determined that it more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	2003	2002
The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0	$0
State	0	0

Total currently payable	0	0

Deferred:
Federal	1,211	45,092
State	188	6,955

Total deferred	1,399	52,047
Less increase in allowance	(1,399)	(52,047)

Net deferred	0	0

Total income tax provision (benefit)	$0	$0

	2003	2002
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$109,733	$88,212
Deferred tax asset arising from amortization of start-up costs	40,246	60,368
Deferred tax asset arising from accrued compensation	63,037	63,037

Total	213,015	211,617

Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards	(109,733)	(88,212)
Deferred tax asset arising from amortization of start-up costs	(40,246)	(60,368)
Deferred tax asset arising from accrued compensation	(63,037)	(63,037)

Total	(213,015)	(211,617)

Net Deferred Income Taxes	$0	$0

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

5. Related Party Transactions

Commencing in January 2000 through June 30, 2002, the principal stockholder advanced $166,052 to the Company.  The advances are non-interest bearing, unsecured and due on demand.  In addition, another stockholder has advanced $50,000 to the Company, which bears interest at 6% and is due and payable, on demand, with interest. As of December 31, 2003, interest in the amount of $6,000 has been accrued and is included in accounts payable and accrued expenses in the accompanying balance sheet.

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

6. Property and Equipment

Property and equipment consists of the following:

	December 31, 2003	December 31, 2002

Production equipment	$ 4,409	$ 4,409
Less accumulated depreciation	(3,807)	(3,059)

	$ 602	$ 1,350

7.  Stock Option Plan

In July 1998, the Company adopted the Bellacasa Productions, Inc. 1998 Stock Option Plan (the "Plan").  The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  As of December 31, 2003 and 2002, no options had been granted under the Plan.

8. Going Concern

The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported net losses of $3,748 and $139,101 for the years ended December 31, 2003 and 2002, respectively.  Additionally, there is a stockholders' deficit of $400,952 at December 31, 2003.

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

10. Supplemental Cash Flow Information

	2003	2002	Inception (7/28/98) to Dec 31, 2003
Cash paid for interest	$ 0	$ 0	$ 784
Cash paid for taxes	0	0	0
Expenses paid by issuance of common stock	0	0	38,003

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