Form 10QSB
period 2004-03-31
BELLACASA PRODUCTIONS INC
filed 2005-01-20
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Balance Sheets

Assets
	March 31, 2004 (unaudited)	December 31, 2003
Current assets:
Cash	$0	$0

Total current assets	0	0

Investment in screenplays	492	492

Office furniture and equipment, net	415	602

	$907	$1,094

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$17,744	$16,994
Accrued officer's salary under employment agreement	169,000	169,000
Advances from stockholders	216,052	216,052

Total current liabilities	402,796	402,046

Stockholders' deficit:
Common stock, $.0001 par value, authorized
50,000,000 shares, issued and outstanding
8,082,167 shares	809	809
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	0	0
Additional paid-in capital	169,326	169,326
Deficit accumulated during the development stage	(572,024)	(571,087)

Total stockholders' deficit	(401,889)	(400,952)

	$907	$1,094

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Operations

		Three months ended March 31, 2004 (unaudited)			Three months ended March 31, 2003 (unaudited)		Period from July 28, 1998 (inception) through March 31, 2004 (unaudited)

Revenue		$0			$0		$0

Costs and expenses:
Product development and marketing		0			0		32,494
Interest expense		750			750		7,534
Prepaid offering expense charged-off		0			0		23,171
General and administrative		187			187		511,230

Total costs and expenses		937			937		574,429

Interest income		0			0		2,405

Net loss		$(937)			$(937)		$(572,024)

Basic and diluted loss per share	$	(NIL	)	$	(NIL	)	$(0.07)

Weighted average number of shares
outstanding		8,082,167			8,082,167		7,890,976

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Cash Flows

	Three Months Ended March 31, 2004 (unaudited)	Three Months Ended March 31, 2003 (unaudited)	Period from July 28, 1998 (inception) through March 31, 2004 (unaudited)

Cash flows from operating activities:
Net loss	$(937)	$(937)	$(572,024)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	187	187	6,357
Common stock issued for services	0	0	38,003
Change in operating assets and liabilities:
Accounts payable and accrued expenses	750	750	177,244
Prepaid offering costs	0	0	0
Other liabilities	0	0	9,500

Net cash (used in) operating activities	0	0	(340,920)

Cash flows from investing activities:
Purchase of property and equipment	0	0	(4,409)

Net cash used in investing activities	0	0	(4,409)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	129,277
Advances from stockholders	0	0	216,052

Net cash provided by financing activities	0	0	345,329

Net increase in cash	0	0	0

Cash at beginning of period	0	0	0

Cash at end of period

$

	0	$0	$0

Supplementary disclosure of cash flow information:

Cash paid for interest	$0	$0	$784

Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Notes to Interim Financial Statements
March 31, 2004

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

Development stage operations, from inception through March 31, 2004, resulted in net operating losses. Management has determined that it more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided. Accordingly, no income tax provision or benefits have been recognized in the accompanying financial statements.

The net operating loss carryforwards at March 31, 2004 available to offset taxable income in future periods amount to approximately $300,000, which will expire at various dates through 2023.

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

(5) Related Party Transactions

Commencing in January 2000 through June 30, 2002, the principal stockholder advanced $166,052 to the Company.  The advances are non-interest bearing, unsecured and due on demand.  In addition, another stockholder has advanced $50,000 to the Company, which bears interest at 6% and is due and payable, on demand, with interest. As of March 31, 2004, interest in the amount of $6,750 has been accrued and is included in accounts payable and accrued expenses in the accompanying balance sheet.

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

(6) Property and Equipment

Property and equipment consists of the following:

	March 31, 2004	December 31, 2003

Production equipment	$ 4,409	$ 4,409
Less accumulated depreciation	(3,994)	(3,807)

	$ 415	$ 602

(7) Stock Option Plan

In July 1998, the Company adopted the Bellacasa Productions, Inc. 1998 Stock Option Plan (Plan).  The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  As of March 31, 2004 and December 31, 2003 no options had been granted under the Plan.

(8) Going Concern

The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations.   The Company reported a net loss of $937 for the three months ended March 31, 2004 and losses of $3,748 and $139,101 for the years ended December 31, 2003 and 2002, respectively.  Additionally, there is a stockholders' deficit of $401,889 at March 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Management's plans are to continue its equity funding efforts and/or seek an acquisition or a merger with a company engaged in the motion picture industry or an unrelated field.  There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

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

Three Months Ended March 31, 2004, Three Months Ended March 31, 2003, and from Inception, July 28, 1998 through March 31, 2004:

          Sales - We did not have any sales during the three months ended March 31, 2004, the three months ending March 31, 2003 and we also did not have any sales from inception, July 28, 1998, through March 31, 2004.

          Costs and Expenses -  Total costs and expenses for the three months ended March 31, 2004 were $937 as well as for the three months ended March 31, 2003. Included in Costs and Expenses for each period was accrued interest on the $50,000 shareholder advance, $750; and depreciation, $187. The total of our costs and expenses since our inception, July 28, 1998, through March 31, 2004 is $574,429.

          Losses -  Net loss, before taxes, for the three months ended March 31, 2004 was $937, which was the same as the loss for the three months ended March 31, 2003. Our losses since inception total $572,024.

          We have elected not to reduce our net loss by any tax benefit for the quarter ended March 31, 2004 or for the quarter ended March 31, 2003 or since inception.

            Loss per share for the three months ended March 31, 2004 and for the three months ended March 31, 2003 was $NIL in both periods.  The loss per share was based on 8,082,167 weighted average common shares outstanding for both periods.

Liquidity and Capital Resources

            As of March 31, 2004, and December 31, 2003, we did not have any cash balances.

            We have neither generated nor used cash in the three months ended March 31, 2004 or the three months ended March 31, 2003. Since inception, we have consumed cash of $345,329, which was obtained from shareholder advances and the sale of our stock.

            Our liabilities, all of which are current liabilities, at March 31, 2004 totaled $402,796, of which $50,000 is owed to Mr. Charles LaLoggia for advances made by him to our company and $6,750 for interest accrued on that debt. Also included in the total liabilities, as of March 31, 2004, was $169,000 for accrued salaries owed to our former president and $166,052 owed to him for advances he made to our company. In May 2004, we eliminated the debts to our former president, which totaled $335,052 in exchange for certain of our assets, which are described below.

Ability to Continue as a Going Concern and Plan of Operation

            Our financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by significant losses from operations.   We reported a net loss of $937 for the three months ended March 31, 2004 and losses of $3,748 and $139,101 for the years ended December 31, 2003 and 2002, respectively.  Additionally, there is a stockholders' deficit of $401,889 at March 31, 2004. These conditions raise substantial doubt about our ability to continue as a going concern without additional capital contributions.  Our plan is to seek an acquisition or a reverse merger with a company engaged in the motion picture industry or an unrelated field.  There can be no assurance, however, that we will be successful in accomplishing our objectives.

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

ITEM 3 - CONTROLS AND PROCEDURES

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer/ principal accounting officer who concluded that our disclosure controls and procedures are effective. As of December 31, 2004, and the date of this Report, Richard Gagne served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer).There have been no significant or material changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-QSB.

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

PART II

Item 1 - Legal Proceedings

          None

Item 2 - Changes in Securities

          During the period January 1, 2004 through March 31, 2004, we did not issue any securities.

          As of March 31, 2004, we had 8,082,167 shares of common stock outstanding.

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
No Reports on Form 8-K were filed during the three months ended March 31, 2004.

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