Form 10QSB
period 2004-06-30
BELLACASA PRODUCTIONS INC
filed 2005-01-20
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Balance Sheets

Assets
	June 30, 2004 (unaudited)	December 31, 2003
Current assets:
Cash	$0	$0

Total current assets	0	0

Investment in screenplays	0	492

Office furniture and equipment, net	228	602

	$228	$1,094

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$18,494	$16,994
Accrued officer's salary under employment agreement	0	169,000
Advances from stockholders	50,000	216,052

Total current liabilities	68,494	402,046

Stockholders' deficit:
Common stock, $.0001 par value, authorized
50,000,000 shares, issued and outstanding
8,082,167 shares	809	809
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	0	0
Additional paid-in capital	169,326	169,326
Deficit accumulated during the development stage	(238,401)	(571,087)

Total stockholders' deficit	(68,266)	(400,952)

	$228	$1,094

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC. (a development stage company) Statement of Operations
	Three months ended				Six months ended				July 28, 1998 (inception) to June 30, 2004 (unaudited)
	June 30, 2004 (unaudited)	June 30, 2003 (unaudited)			June 30, 2004 (unaudited)	June 30, 2003 (unaudited)

Revenue	$0		$0		$0		$0		$0
Costs and expenses:
Product development and marketing	0		0		0		0		32,494
Interest Expense	750		750		1,500		1,500		8,284
Prepaid offering expense charged-off	0		0		0		0		23,171
General and administrative	187		187		374		374		511,417

Total Costs and Expenses	937		937		1,874		1,874		575,366

Interest income	0		0		0		0		2,405
Settlement of Debts due Related Party	334,560		0		334,560		0		334,560

Net Income (Loss)	$333,623		$(937)		$332,686		$(1,874)		$(238,401)

Basic and diluted Income (Loss) per Share	$0.04	$	(NIL	)	$0.04	$	(NIL	)	$(0.03)

Weighted Average Common Shares Outstanding	8,082,167		8,082,167		8,082,167		8,082,167		7,899,012

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Cash Flows

	Six Months Ended June 30, 2004 (unaudited)	Six Months Ended June 30, 2003 (unaudited)	Period from July 28, 1998 (inception) through June 30, 2004 (unaudited)

Cash flows from operating activities:
Net income (loss)	$332,686	$(1,874)	$(238,401)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	374	374	6,544
Common stock issued for services	0	0	38,003
Gain on settlement of debts-related party	(334,560)	0	(334,560)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	1,500	1,500	187,494

Net cash (used in) operating activities	0	0	(340,920)

Cash flows from investing activities:
Purchase of property and equipment	0	0	(4,409)

Net cash used in investing activities	0	0	(4,409)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	129,277
Advances from stockholders	0	0	216,052

Net cash provided by financing activities	0	0	345,329

Net increase in cash	0	0	0
Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

Supplementary disclosure of cash flow information:

Cash paid for interest	$0	$0	$784

Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Notes to Interim Financial Statements
June 30, 2004

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

(c) Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Changes in tax rates are recognized in the period that includes the enactment date.

Development stage operations, from inception through June 30, 2004, resulted in net operating losses. Management has determined that it more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided.  Accordingly, no income tax provision or benefits have been recognized in the accompanying financial statements.

The net operating loss carry-forwards at June 30, 2004 available to offset taxable income in future periods amount to approximately $200,000, which will expire at various dates through 2023.

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

(4) Investment in Screenplays

During the years ended December 31, 2000 and 1999, the principal stockholder contributed to the Company two motion picture screenplays, identified as "Hands" and "The Giant," in exchange for 4,915,000 shares of common stock. The rights to the screenplays were subject to an agreement with an unrelated third party for the right to receive 5% of the total budget of one of the films, to a maximum of $750,000, if the film were ultimately produced.

On May 28, 2004, the Company and its former president and principal shareholder entered into an agreement whereby Bellacasa would transfer to him all of its interests in the screenplays in exchange for the waiver by him of all claims to accrued but unpaid salaries and to all shareholder advances made by him to Bellacasa. As of the date of the agreement, he was owed by the Company $169,000 for accrued salaries, and $166,052 for advances. See below, Note 5, Related Party Transactions.

(5) Related Party Transactions

Commencing in January 2000 through June 30, 2002, the principal stockholder advanced $166,052 to the Company. The advances were non-interest bearing, unsecured and due on demand. Also commencing October 1, 2000, the Company entered into an employment agreement with its principal stockholder and president. Terms of the agreement provided for an annual salary of $100,000. On July 17, 2002, the principal stockholder resigned from his position as president and terminated the employment agreement. The Company accrued $179,000 associated with this agreement through July 17, 2002, the date of termination, of which $10,000 had been paid and $169,000 had been included in accrued officer's salary. On May 28, 2004, the Company transferred its interests in the screenplays "The Giant" and "Hands" to its principal shareholder and former president in exchange for the waiver by him of all claims to accrued but unpaid salaries and all shareholder advances made by him to Bellacasa. The transaction resulted in the recording of a gain in the amount of $334,560, which represented the difference between the amount of the debt that was eliminated ($335,052) and the carrying value of the screenplays ($492). The transfer of the ownership of the screenplays took effect on May 28, 2004.

In December 2001, another stockholder advanced $50,000 to the Company, which bears interest at 6% and is due and payable on demand. As of June 30, 2004, interest in the amount of $7,500 has been accrued and is included in accounts payable and accrued expenses in the accompanying balance sheet.

(6) Property and Equipment

Property and equipment consists of the following:

	June 30, 2004	December 31, 2003

Production equipment	$ 4,409	$ 4,409
Less accumulated depreciation	(4,181)	(3,807)

	$ 228	$ 602

(7) Stock Option Plan

In July 1998, the Company adopted the Bellacasa Productions, Inc. 1998 Stock Option Plan (Plan).  The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  As of June 30, 2004 and December 31, 2003 no options had been granted under the Plan.

(8) Going Concern

The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception and there is a stockholders' deficit of $68,266 at June 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Management's plans are to continue its equity funding efforts and/or seek an acquisition or a merger with a company engaged in the motion picture industry or an unrelated field.  There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

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

            On May 28, 2004, we transferred our interests in the screenplays "The Giant" and "Hands" to our principal shareholder and former president, Mr. Frank LaLoggia in exchange for the waiver by him of all claims to accrued but unpaid salaries and all shareholder advances made by him to our company. As of the date of the transaction, we were indebted to him in the total amount of $335,052, which consisted of accrued but unpaid salary; $169,000 and shareholder advance; $166,052. The transaction resulted in the recording of a gain on the transaction in the amount of $334,560, which represented the difference between the amount of the debt that was eliminated ($335,052) and the carrying value of the screenplays ($492).

            On November 15, 2004, we entered into a Stock Purchase Agreement to acquire all of the issued and outstanding stock of Aquamer, Inc. ("Aquamer"), a development stage medical technology corporation organized under the laws of Delaware, in exchange for 28,185,648 shares of our common stock, which, upon issuance, will constitute approximately 77.4% of our issued and outstanding common stock. The Stock Purchase Agreement was included as Exhibit 2.1 to our Report on Form 8-K, which was filed on November 17, 2004.

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

Three Months Ended June 30, 2004 and Three Months Ended June 30, 2003:

          Sales - We did not have any sales during the three months ended June 30, 2004 or the three months ended June 30, 2003.

          Costs and Expenses -  Total costs and expenses for the three months ended June 30, 2004 were $937, which is the same as the costs and expenses for the three months ended June 30, 2003. The expenses for both periods include interest accrued on the $50,000 loan from shareholder, $750; and depreciation expense, $187.

          Other Income - On May 28, 2004, we transferred ownership of screenplays to our former president in exchange for waiver of monies owed him for accrued salaries of $169,000 and shareholder advances of $166,052. The screenplays were carried on our books at $492; consequently, we recorded a gain of $334,560 from the debt settlement.

          Net Income/Losses -  Net income for the three months ended June 30, 2004 was $333,623, which is comprised of the gain from debt settlement of $334,560 less an operating loss of $937. In the comparable three-month period ending June 30, 2003, we had a loss of $937.

          Income per share for the three-month period ended June 30, 2004 was $0.04 per share and our loss for the three months ended June 30, 2003 was $NIL. In both periods the weighted average of common shares outstanding was 8,082,167.

Six Months Ended June 30, 2004, Six Months Ended June 30, 2003, and from Inception, July 28, 1998, through June 30, 2004:

          Sales - We did not have any sales during the six months ended June 30, 2004 or during the six months ended June 30, 2003 or since inception, July 28, 1998, through June 30, 2004.

          Costs and Expenses -  Total costs and expenses for the six months ended June 30, 2004 were $1,874, which is the same as the costs and expenses for the six months ended June 30, 2003. The expenses for both periods include interest accrued on the $50,000 shareholder loan of $1,500; and depreciation expense of $374. The total of our costs and expenses since our inception is $575,366.

          Net Income/ Losses -  Net income for the six months ended June 30, 2004 was $332,686, which is composed of the gain from debt settlement of $334,560 less an operating loss of $1,874. In the comparable six-month period ending June 30, 2003, we had a loss of $1,874. Since inception, our net loss has been $238,401.

          Income per share for the six-month period ended June 30, 2004 was $0.04 per share and our loss for the six months ended June 30, 2003 was $NIL. In both periods the weighted average of common shares outstanding was 8,082,167.

Liquidity and Capital Resources

            As of June 30, 2004, June 30, 2003 and December 31, 2003, we did not have any cash balances.

            We have neither generated nor used cash in the six months ended June 30, 2004 or the six months ended June 30, 2003. Since inception, we have consumed cash of $181,500.

            Our liabilities total $68,494, of which $50,000 is owed to Mr. Charles LaLoggia for advances made by him to our company and $7,500 for interest accrued on that debt and the balance for accounts payable.

Ability to Continue as a Going Concern and Plan of Operation

            Our financial statements, which are a part of this Form 10-QSB, have been presented assuming that we will continue as a going concern and contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses from operations since inception. We reported a net loss from operations of $1,874 for the six months ended June 30, 2004 and net losses since inception of $238,401.  Additionally, there is a stockholders' deficit of $68,266 at June 30, 2004.  These conditions raise substantial doubt about our ability to continue as a going concern without additional capital contributions.  Our plan is to seek an acquisition or a reverse merger with a company engaged in the motion picture industry or an unrelated field.  There can be no assurance, however, that we will be successful in accomplishing our objectives.

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

PART II

Item 1 - Legal Proceedings

          None

Item 2 - Changes in Securities

          During the period April 1, 2004 through June 30, 2004, we did not issue any securities.

          As of June 30, 2004, we had 8,082,167 shares of common stock outstanding.

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

(b)	Reports on Form 8-K No reports were filed on Form 8-K for the three months ended June 30, 2004

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