Form 10QSB
period 2004-09-30
BELLACASA PRODUCTIONS INC
filed 2005-01-20
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Yes [X] No[  ]

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

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Balance Sheets

Assets
	September 30, 2004 (unaudited)	December 31, 2003
Current assets:
Cash	$0	$0
Prepaid expenses	10,506	0

Total current assets	10,506	0

Investment in screenplays	0	492

Office furniture and equipment, net	0	602

	$10,506	$1,094

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$8,250	$16,994
Accrued officer's salary under employment agreement	0	169,000
Notes payable – Aquamer, Inc.	30,000	0
Advances from stockholders	50,000	216,052

Total current liabilities	88,250	402,046

Stockholders' deficit:
Common stock, $.0001 par value, authorized
50,000,000 shares, issued and outstanding
8,212,167 and 8,082,167 shares	822	809
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	0	0
Additional paid-in capital	169,326	169,326
Deficit accumulated during the development stage	(247,892)	(571,087)

Total stockholders' deficit	(77,744)	(400,952)

	$10,506	$1,094

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC. (a development stage company) Statement of Operations
	Three months ended					Nine months ended				July 28, 1998 (inception) to September 30, 2004 (unaudited)
	September 30, 2004 (unaudited)		September 30, 2003 (unaudited)			September 30, 2004 (unaudited)	September 30, 2003 (unaudited)

Revenue		$0		$0		$0		$0		$0
Costs and expenses:
Product development and marketing		0		0		0		0		32,494
Interest Expense		750		750		2,250		2,250		9,034
Prepaid offering expense charged-off		0		0		0		0		23,171
General and administrative		8,741		187		9,115		561		520,158

Total Costs and Expenses		9,491		937		11,365		2,811		584,857

Interest income		0		0		0		0		2,405
Settlement of Debts due Related Party		0		0		334,560		0		334,560

Net Income (Loss)		$(9,491)		$(937)		$323,195		$(2,811)		$(247,892)

Basic and diluted Income (Loss) per Share	$	(NIL)	$	(NIL	)	$0.04	$	(NIL	)	$(0.03)

Weighted Average Common Shares Outstanding		8,134,450		8,082,167		8,099,595		8,082,167		7,908,609

See Notes to Financial Statements

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Cash Flows

	Nine Months Ended September 30, 2004 (unaudited)	Nine Months Ended September 30, 2003 (unaudited)	Period from July 28, 1998 (inception) through September 30, 2004 (unaudited)

Cash flows from operating activities:
Net income (loss)	$323,195	$(2,811)	$(247,892)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	602	561	6,772
Common stock issued for services	13	0	38,016
Gain on settlement of debts-related party	(334,560)	0	(334,560)
Change in operating assets and liabilities:
Increase in prepaid expenses	(10,506)	0	(10,506)
Increase (decrease) in accounts payable and accrued expenses	(8,744)	2,250	177,250

Net cash used in operating activities	(30,000)	0	(370,920)

Cash flows from investing activities:
Purchase of property and equipment	0	0	(4,409)

Net cash used in investing activities	0	0	(4,409)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	129,277
Proceeds from notes payable-Aquamer	30,000	0	30,000
Advances from stockholders	0	0	216,052

Net cash provided by financing activities	30,000	0	375,329

Net increase in cash	0	0	0
Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

Supplementary disclosure of cash flow information:

Cash paid for interest	$0	$0	$784

Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Notes to Interim Financial Statements
September 30, 2004

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

Development stage operations, from inception through September 30, 2004, resulted in net operating losses. Management has determined that it more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided.  Accordingly, no income tax provision or benefits have been recognized in the accompanying financial statements.

The net operating loss carry-forwards at September 30, 2004 available to offset taxable income in future periods amount to approximately $200,000, which will expire at various dates through 2023.

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

On May 28, 2004, the Company and its former president and principal shareholder entered into an agreement whereby Bellacasa would transfer to him all of its interests in the screenplays in exchange for the waiver by him of all claims to accrued but unpaid salaries and to all shareholder advances made by him to Bellacasa. As of the date of the agreement, he was owed by the Company $169,000 for accrued salaries, and $166,052 for advances. The transfer of the ownership of the screenplays took effect on May 28, 2004. See Note 6, Related Party Transactions.

(5) Notes Payable - Aquamer, Inc.

In September 2004, the Company borrowed $30,000 from Aquamer, Inc. and executed an unsecured non-interest bearing note, which would only be payable if and when negotiations of the proposed agreement by the Company to acquire Aquamer, Inc. were terminated. The proceeds of the note were to be used for payment of the Company's liabilities and for payment of fees and expenses to bring the Company in compliance with SEC reporting requirements. See Note 10, Subsequent Events.

(6) Related Party Transactions

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

In December 2001, another stockholder advanced $50,000 to the Company, which bears interest at 6% and is due and payable on demand. As of September 30, 2004, interest in the amount of $8,250 has been accrued and is included in accounts payable and accrued expenses in the accompanying balance sheet.

(7) Property and Equipment

Property and equipment consists of the following:

	September 30, 2004	December 31, 2003

Production equipment	$ 4,409	$ 4,409
Less accumulated depreciation	(4,409)	(3,807)

	$ 0	$ 602

(8) Stock Option Plan

In July 1998, the Company adopted the Bellacasa Productions, Inc. 1998 Stock Option Plan (Plan).  The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  As of September 30, 2004 and December 31, 2003 no options had been granted under the Plan.

(9) Going Concern

The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception and there is a stockholders' deficit of $77,744 at September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Management's plans are to continue its equity funding efforts and/or seek an acquisition or a merger with a company engaged in the motion picture industry or an unrelated field.  There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

(10) Subsequent Events

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

            On May 28, 2004, we transferred our interests in the screenplays "The Giant" and "Hands" to our principal shareholder and former president, Mr. Frank LaLoggia in exchange for the waiver by him of all claims to accrued but unpaid salaries and all shareholder advances made by him to our company. As of the date of the transaction, we were indebted to him in the total amount of $335,052, which consisted of accrued but unpaid salary, $169,000; and shareholder advance, $166,052. The transaction resulted in the recording of a gain in the amount of $334,560, which represented the difference between the amount of the debt that was eliminated ($335,052) and the carrying value of the screenplays ($492).

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

            In September 2004, we borrowed $30,000 from Aquamer, Inc. and executed an unsecured, non-interest bearing promissory note, which would only be due and payable if and when negotiations of the proposed agreement to acquire Aquamer, Inc. were terminated. The proceeds of the note were to be used for payment of the Company's liabilities and for payment of necessary fees and professional expenses to bring us in compliance with SEC reporting requirements.

           Although, we expect the transaction with Aquamer to close in January 2005, the closing date has not yet been set and is subject to agreement on all material schedules to the Stock Purchase Agreement. Additionally, it is a condition precedent to the closing that we be furnished with audited financial statements and unaudited interim financial statements for both our company and Aquamer and that all of our quarterly and annual reports, including the report for the quarter ended September 30, 2004, have been filed with the SEC.

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

Three Months Ended September 30, 2004 and Three Months Ended September 30, 2003:

            Sales - We did not have any sales during the three months ended September 30, 2004 or the three months ended September 30, 2003.

            Costs and Expenses -  Total costs and expenses for the three months ended September 30, 2004 were $9,491, which compares to $937 as the costs and expenses for the three months ended September 30, 2003. The expenses for the three months ended September 30, 2004 include interest of $750 accrued on the $50,000 loan from stockholder; depreciation expense of $228; and other expenses, including professional fees in connection with updating our corporate filings, totaling approximately $8,500. In the three months ended September 30, 2003, our total expenses were $937, which consisted of $750 of interest accrued on stockholder loan and depreciation expense of $187.

            Net Income/Losses -  Net loss for the three months ended September 30, 2004 was $9,491. The net loss for the comparable three-month period ending September 30, 2003 was $937.

            Loss per share for the three-month periods ended September 30, 2004 and September 30, 2003 was $NIL for both periods. The weighted average of shares outstanding was 8,134,450 in the quarter ended September 30, 2004 and 8,082,167 in the quarter ended September 30, 2003.

Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003, and from Inception, July 28, 1998, through September 30, 2004:

            Sales - We did not have any sales during the nine months ended September 30, 2004 or during the nine months ended September 30, 2003 or since inception, July 28, 1998, through September 30, 2004.

            Costs and Expenses -  Total costs and expenses for the nine months ended September 30, 2004 were $11,365, as compared to the costs and expenses for the nine months ended September 30, 2003, which totaled $2,811.  The expenses for the nine months ended September 30, 2004 included $2,250 of interest accrued on the $50,000 stockholder loan; depreciation expense of $561; and other expenses including professional fees in connection with the updating of our corporate filings, totaling approximately $8,500. In the nine months ended September 30, 2003, our total expenses were $2,811, which consisted of $2,250 of interest accrued on stockholder loan and depreciation expense of $561.

            Net Income/Losses -  Net income for the nine months ended September 30, 2004 was $323,195, which is composed of the gain from debt settlement of $334,560 less an operating loss of $11,365. In the comparable nine-month period ending September 30, 2003, we had a loss of $2,811. Since inception, our net loss has been $247,892.

            Income per share for the nine-month period ended September 30, 2004 was $0.04 per share and our loss for the nine months ended September 30, 2003 was $NIL. The weighted average of shares outstanding was 8,099,595 in the nine months ended September 30, 2004 and 8,082,167 in the nine months ended September 30, 2003.

Liquidity and Capital Resources

            As of September 30, 2004, September 30, 2003 and December 31, 2003, we did not have any cash balances. Since inception, we have consumed cash of $209,277.

            In September 2004, we borrowed $30,000 from Aquamer, Inc., the repayment of which would only be required if we were unable to complete the acquisition of Aquamer, Inc. We used the loan proceeds during the September 2004 quarter to pay all our debts, except for the monies owed to stockholder Charles LaLoggia for his loan of $50,000 and accrued interest on that loan of $8,250. We used the balance of the loan from Aquamer, Inc. for payment of professional fees of approximately $8,500; and approximately $10,500 was prepaid for additional expenses for compliance including audit and stock transfer fees.

Ability to Continue as a Going Concern and Plan of Operation

            Our financial statements, which are a part of this Form 10-QSB, have been presented assuming that we will continue as a going concern and contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses from operations since inception. We reported a net loss from operations of $11,365 for the nine months ended September 30, 2004 and net losses since inception of $247,892.  Additionally, there is a stockholders' deficit of $77,744 at September 30, 2004.  These conditions raise substantial doubt about our ability to continue as a going concern without additional capital contributions.  Our plan is to complete the acquisition of Aquamer, Inc. or seek an acquisition or a reverse merger with another company engaged in the motion picture industry or an unrelated field.  There can be no assurance, however, that we will be successful in accomplishing our objectives.

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

PART II

Item 1 - Legal Proceedings

            None

Item 2 - Changes in Securities

            During the period July 1, 2004 through September 30, 2004, our board of directors approved the issuance of 130,000 shares of common stock. The shares were issued for services rendered by Richard Gagne, our President and member of our board of directors (80,000 shares) and Katherine Helmond, a member of the board of directors (50,000 shares). We relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these securities. The shares were valued at par value, ($0.0001), as there was no market for the shares and there was a shareholders' deficit.

            As of September 30, 2004, we had 8,212,167 shares of common stock outstanding.

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

(b)	Reports on Form 8-K No reports were filed on Form 8-K for the three months ended September 30, 2004.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLACASA PRODUCTIONS, INC.

January 19, 2005	By:	/s/ Richard Gagne

Richard Gagne President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director