Form 10KSB
period 2004-12-31
BELLACASA PRODUCTIONS INC
filed 2005-04-26
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2004
or
[  ]      Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

000-49707

Commission file number

BELLACASA PRODUCTIONS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	58-2412118

(State of incorporation)	(IRS Employer Identification Number)

1250 Virginia Drive, Suite 1000
Fort Washington, PA 19034

(Address of principal executive office)

(267) 419-1237

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
Yes [ X ] No [   ]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Bellacasa Productions, Inc. did not have any revenue for the year ended December 31, 2004.

As of April 26, 2005, the market value of Bellacasa Productions, Inc. common stock held by non-affiliates was $0. (There is no trading market for the Company's common stock.)

As of April 26, 2005, the number of shares outstanding of Bellacasa Productions, Inc. common stock was 37,289,648.

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

Signatures
Index to Financial Statements
Exhibit 31.1
Exhibit 32.1

PART I

Item 1 - Description of Business

General

            Bellacasa Productions, Inc. ("Bellacasa," or  "we") was organized as a corporation, under Nevada law, on July 28, 1998, to operate as a motion picture studio. We planned to acquire, produce and market motion pictures for distribution to movie theaters and ancillary markets.

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

            We planned to produce the first movie by raising capital with a public offering of our securities. On December 7, 2001, our registration statement for the sale of 1,200,000 units, consisting of common stock and warrants, was deemed effective by the Securities and Exchange Commission. On June 18, 2002, we terminated the offering without selling any of the units.

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

Acquisition of Aquamer, Inc.

            On November 15, 2004, we entered into a Stock Purchase Agreement to acquire all of the issued and outstanding stock of Aquamer, Inc. ("Aquamer").  The transaction was structured as a reverse takeover, whereby former shareholders of Aquamer would obtain voting control over Bellacasa upon issuance of the shares of Bellacasa common stock. On January 26, 2005, the Stock Purchase Agreement was amended and the transaction was closed. We issued 28,504,148 shares of our common stock to the Aquamer shareholders on a share-for-share exchange resulting in the former shareholders of Aquamer owning approximately 78% of our outstanding common stock upon consummation of the acquisition.

            Aquamer, Inc. is a development stage corporation formed in Delaware in February 2000. It is a medical device company focused on the development and commercialization of injectable biocompatible products.  The products being developed by Aquamer consist of a water-based polymer technology utilized as a tissue-bulking agent in the fields of dermatology (AquaDerm®), urology/gynecology (AquaGen®), and gastroenterology (AquaFlux®).  Although Aquamer is a development stage company, its products are based on the results of several years of research and development, whereby Aquamer is now in the stage of preparing for and executing on clinical evaluation milestones.  Aquamer's AquaDerm® product has received an Investigational Device Exemption from the U.S. Food and Drug Administration and is undergoing pilot clinical evaluation. AquaDerm® has been developed for the potential treatment of deep wrinkles, facial scars, and various cosmetic plastic surgery procedures such as lip augmentation. AquaGen® has been designed for use as a bulking agent in minimally invasive treatment of stress urinary incontinence, the most common form of urinary incontinence.  AquaFlux® will be used as a bulking agent in the minimally invasive treatment of chronic heartburn or gastroesophogeal reflux disease.

            We need to raise additional capital in order to pursue our new business plan, and the required additional financing may not be available on terms acceptable to us, or at all. No binding commitment for an investment of funds in our company has been made, and a number of factors beyond our control may make any future financings uncertain. We will require the infusion of capital to sustain planned growth and continue the process for regulatory approval of the Aquamer products. Failure to raise enough capital to continue clinical trials may hold a significant risk to our shareholders.

Employees

            Other than our president, Steven Preiss, who devotes such time as necessary to our operations, we do not have any employees. We may utilize independent contractors and consultants from time to time to assist us with our compliance requirements.

Item 2 - Description of Property

            Our offices are located at 1250 Virginia Drive, Suite 1000, Fort Washington, Pennsylvania 19034, which space is provided to us by Mr. Steve Preiss without charge. The space is adequate for our purposes at present.

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

            On May 28, 2004, we transferred our interests in the screenplays "The Giant" and "Hands" to Mr. Frank LaLoggia in exchange for the waiver by him of all claims to accrued but unpaid salaries and all shareholder advances made by him to our company. Immediately prior to the transaction, we were indebted to him for accrued salaries, $169,000, and for advances, $166,052, for a total of $335,052.

            On November 15, 2004, we entered into a Stock Purchase Agreement to acquire all of the issued and outstanding stock of Aquamer, Inc., a development stage company. The transaction was structured as a reverse takeover, whereby former shareholders of Aquamer would obtain voting control over Bellacasa upon issuance to them of approximately 28,000,000 shares of Bellacasa common stock.

            On January 26, 2005, the Stock Purchase Agreement was amended to increase the number of shares to be issued to 28,504,148 and to extend the closing date to no later than January 31, 2005. On January 26, 2005, the transaction was closed in accordance with the terms of the Stock Purchase Agreement, as amended.

Results of Operations

            The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

Year ended December 31, 2004 and year ended December 31, 2003 and since inception, July 28, 1998, through December 31, 2004:

            Sales - We did not have any sales during the years ended December 31, 2004 and December 31, 2003.

            Costs and Expenses - Total expenses in the year ended December 31, 2004 were $21,621, compared to $3,748 in the year ended December 31, 2003. Our expenses in 2004 consisted of professional fees that included consulting, legal, accounting and digital document services totaling $18,019; interest on stockholder's advance, $3,000; and depreciation, $602. Costs and expenses for 2003 were $3,748, which included interest on stockholder's advance, $3,000; and depreciation, $748.  Costs and expenses, since inception through December 31, 2004 have totaled $595,113.

            Gain on Debt Restructuring - In 2004, we transferred our interests in two screenplays in exchange for the waiver by our former president and then principal shareholder of all claims to accrued but unpaid salaries and all shareholder advances made by him to Bellacasa. We accounted for this settlement as a troubled debt restructuring and recognized a gain of $334,560 based on the difference between $335,052, which included accrued unpaid salary of $169,000 and shareholder advances of $166,052, and the value of the screenplays, $492. In 2003 and in prior years, we did not have gains from debt restructurings.

            Net Income (Loss) -  Net income, before taxes, for the year ended December 31, 2004 was $312,939, compared to a net loss of $3,748 in the year ended December 31, 2003. The net change of $316,687 resulted from the gain on debt restructuring of $334,560 less the year-to-year increase of expenses of $17,873 described in the paragraph above, "Costs and Expenses."

            Since inception, our losses through December 31, 2004 have totaled $258,148.

            We have not reduced our net income (loss), for the fiscal year ended December 31, 2004 or for the year ended December 31, 2003, by any tax or tax benefit, consequently, for both years, our net income (loss) was the same before and after taxes.

            Our net income per share for the year ended December 31, 2004 was $0.04 and for the year ended December 31, 2003 our net loss per share was $NIL.  The per share net income and net loss was based on 8,127,914 weighted average common shares outstanding for 2004 and 8,082,167 in 2003.

            During the years 2004 and 2003, we attempted without success to secure funding to proceed with our business plan.

Liquidity and Capital Resources

            As of December 31, 2004 and December 31, 2003, our cash balance was $-0-.

            We have not generated cash flow from our operations. In 2004, we were able to continue as an entity by borrowing $30,000 from Aquamer, Inc. In 2003, we were able to operate without the availability of cash by deferring our reporting obligations. In 2004, our operating activities consumed $30,000. Since inception, we have consumed cash of $375,329.

            After having eliminated our debts to Mr. Frank LaLoggia, our only liabilities, at December 31, 2004, all of which were current liabilities, totaled $89,000. The liabilities consisted of: $59,000 due Charles LaLoggia ($50,000 for stockholder advance and $9,000 accrued interest); and $30,000 to Aquamer, Inc. In light of our acquisition in January 2005 of Aquamer, Inc., their debt, since the date of acquisition, is an inter-company liability, which will be eliminated in future consolidated financial statements. As to the Charles LaLoggia liability, which is payable on demand, no arrangements have been made as to its repayment.  We intend to meet our cash needs for the next 12 months by the sale of securities or borrowings. There is no assurance that we will be able to sell our securities or to borrow funds to pursue our business objectives.

Ability to Continue as a Going Concern and Plan of Operation

            Our financial statements, which are a part of this Form 10-KSB, have been presented assuming that we will continue as a going concern. As more fully described, our liquidity has been adversely affected by losses since inception of approximately $258,000.  Additionally, there is a stockholders' deficit of $89,000 at December 31, 2004. These conditions raise substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  There can be no assurance, however, that we will be successful in accomplishing our objectives.

Capital Expenditures

            In the year ended December 31, 2004, we did not make any capital expenditures and we do not expect to make significant capital expenditures in 2005.

Item 7 - Financial Statements

            Our financial statements and the related notes are set forth at pages F-1 through F-11 attached hereto.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            On August 19, 2003, Tschopp, Whitcomb & Orr, P.A., then known as Parks, Tschopp, Whitcomb & Orr, P.A. ("PTWO") resigned as our independent auditing firm. PTWO had audited our financial statements for the years ended December 31, 2000 and 2001 and reviewed our financial statements for the quarter ended March 31, 2002. We did not engage a new accounting firm until October 27, 2004, when our Board of Directors appointed Michael F. Cronin, CPA as independent accountant to audit our financial statements for the years ended December 31, 2002 and December 31, 2003.

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

Item 8A  - Controls and Procedures

            (a) Evaluation of disclosure controls and procedures

            As of December 31, 2004, we carried out an evaluation, under the supervision and with participation of our management, including the Chief Executive Officer, who also acts as our chief financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in our periodic SEC filings.

            (b) Changes in internal controls

            There were no changes to internal controls in the 90-day period prior to December 31, 2004, the end of our fiscal year, or in the period from January 1, 2005 to the date of the filing of our report on Form 10K-SB.

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

            Our directors and executive officers are:

Name	Age	Position

Steven Preiss	49	President, Acting Chief Financial Officer and Director

          Steven Preiss joined our Board of Directors and was named President and Acting Chief Financial Officer, upon our acquisition of Aquamer, Inc. on January 25, 2005. He is a Founder and has been a Director of Aquamer, Inc. since its incorporation in 1999 and is presently Chairman of Aquamer's Board of Directors. Mr. Preiss has also served as President/CEO of Aquamer.  Mr. Preiss, with more than 20 years experience in the field of regulatory/clinical affairs, in both the pharmaceutical and medical device industries, has been Vice President of Corporate Regulatory and Business Operations for Synteract, Inc., a clinical research organization, from 2001 to the present. He had previously been Vice President of Clinical and Regulatory Affairs for UroSurge, Inc., a medical device company, from 1997 to 2001. From 1995 to 1997, Mr. Preiss was President and Chief Executive Officer of CPROS, a device and pharmaceutical regulatory and clinical affairs consulting firm.  He has held senior positions at Bio-Pharm Clinical Services, a clinical research organization, and was Vice President of Clinical Programs and Data Management, at Ioptex Research, Inc., a medical device company and subsidiary of Smith & Nephew, Inc. He also held positions at the biotechnology company Vestar Inc. and Sterling Drug, Inc. Mr. Preiss holds a B.S. in chemistry from St. Lawrence University and has completed graduate work in computer science at Union College.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

           Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our securities.

           All of the initial filings on Form 3 for the officers, directors and 10% shareholders were not timely filed. This was primarily due to a management change in connection with our acquisition of Aquamer in January 2005. We believe that proper controls have now been implemented to assure timely filings.

           Additionally, our former president, Mr. Gagne, and former director, Ms. Helmond, have advised us that they plan to make the necessary filings to report their receipt of shares as compensation (80,000 to Mr. Gagne for services as president and 50,000 shares to Ms. Helmond for services as a director). The issuance of these shares was authorized by the board of directors on August 25, 2004, and reported in Form 8-K (Item 3.02), which was filed on November 17, 2004.

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

Code of Conduct

            Due to our recent acquisition of Aquamer, the change in the composition of our board of directors and the appointment of a new chief executive officer, our board of directors has elected to postpone instituting a formal written code of conduct for its officers and directors until the third quarter of 2005.

Item 10 - Executive Compensation

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation

Frank LaLoggia, President and CEO(2)	2000	$25,000	(1)	-0-	-0-
	2001	100,000	(1)	-0-	-0-
	2002	54,000	(2)	-0-	-0-
	2003	-0-		-0-	-0-
	2004	(169,000	)(3)	-0-	-0-

Richard Gagne,	2003	-0-		-0-	-0-
President and CEO(5)	2004	-0-		-0-	(4)

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

            (4) On August 25, 2004, our board of directors authorized the issuance of 80,000 shares of common stock as compensation for Mr. Gagne's service as president and member of the board of directors.

            (5) Mr. Gagne resigned as president, effective January 26, 2005.

Directors' Compensation

            Directors who are also employees receive no additional compensation for attendance at board meetings. Our directors will be reimbursed for reasonable expenses incurred in attending meetings. No directors' fees have been paid to date. Directors may also be granted stock options under our stock option plan. On August 25, 2004, our board of directors authorized the issuance of 50,000 shares of common stock to Ms. Helmond as compensation for her service as a member of the board of directors.

Stock Option Plan

            On July 29, 1998, our board of directors and a majority of our shareholders adopted the 1998 Bellacasa Productions, Inc. Stock Option Plan (the "Plan"). The Plan authorizes the granting options to purchase up to 1,000,000 shares of common stock. The board's responsibility includes the selection of option recipients, as well as, the type of option granted and the number of shares covered by the option and the exercise price. As of December 31, 2004, no options had been granted under the Plan.

            In February 2005, 450,000 stock options were granted under the Plan. The options have an exercise price of $0.15 per share and expire on February 24, 2010. Of these options, 50,000 were granted to Kevin Davidson who was a member of our board of directors from February 7, 2005 until his resignation on April 25, 2005. In connection with Mr. Davidson's resignation from our board of directors, he relinquished his rights to these stock options.

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

            As of April 26, 2005, there were 37,289,648 shares of our common stock issued and outstanding. None of our preferred stock has been issued.

            We had 113 holders of record of our common stock as of April 26, 2005.

            The following table describes certain information regarding certain individuals who beneficially owned our common stock on April 26, 2005. In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

            The individuals included in the following table are people who we know beneficially own or exercise voting control over 5% or more of our common stock; each of our directors; and all executive officers and directors as a group.

Name and address	Common Shares Owned		% Common Shares Owned

Steven Preiss	6,200,000		16.6%
1250 Virginia Avenue, Suite 1000
Fort Washington, PA 19034
Officer and Director

Maria DeVito	6,200,000		16.6%
116 Bridges Lane
North Andover MA 01845

Patricia Jenkins	4,020,072	(1)	10.8%
30 Coachman's Lane
North Andover MA 01845

Frank LaLoggia	4,710,010		12.6%
5509 Porcher Drive
Myrtle Beach, SC 29577

All Officers and Directors	6,200,000		16.6%
(-2- persons) as a group

            (1) Includes 1,340,024 shares owned by Jester, LLC and 1,340,024 shares owned by Brooks Ventures, LLC, which are companies principally owned by Ms. Jenkins.

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

            Commencing in January 2000, through June 30, 2002, Frank LaLoggia advanced Bellacasa a total of $166,052. The advances were non-interest bearing, unsecured and due on demand.  Also commencing October 1, 2000, we entered into an employment agreement with him. The agreement provided for an annual salary of $100,000. On July 17, 2002, Mr. Frank LaLoggia resigned from his position as president and terminated the employment agreement. We accrued $179,000 associated with this agreement through July 17, 2002, the date of termination, of which $10,000 had been paid and $169,000 had been included on our balance sheet as accrued officer's salary.

            On May 28, 2004, we transferred our interests in the screenplays "The Giant" and "Hands" to Mr. Frank LaLoggia in exchange for the waiver by him of all claims to accrued but unpaid salaries ($169,000) and all shareholder advances ($166,052) or a total of $335,052.

            In December 2001, Charles LaLoggia loaned $50,000 to Bellacasa. This advance bears interest at 6% and is due and payable on demand. Interest of $9,000 and $6,000 was accrued and owing as of December 31, 2004 and 2003, respectively.

            In September 2004, Bellacasa borrowed $30,000 from Aquamer, Inc. and executed an unsecured non-interest bearing note, which would only be payable if and when negotiations of the proposed agreement by Bellacasa to acquire Aquamer, Inc. were terminated. The proceeds of the note were to be used for payment of Bellacasa's liabilities and for payment of fees and expenses to bring Bellacasa in compliance with SEC reporting requirements. In light of our acquisition of Aquamer, Inc. in January 2005, the debt is now an inter-company liability, which will be eliminated in future consolidated financial statements.

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

            (b) Reports on Form 8-K

            On November 17, 2004, we reported on Form 8-K, under Item 1.01, our agreement to acquire the outstanding capital stock of Aquamer, Inc.; under Item 2.01, our agreement to transfer certain rights to screenplays to Frank LaLoggia in exchange for his waiver of accrued salary and shareholder advances; under Item 3.01, the issuance of shares for services; and under Item 4.01, the change of our certifying registered accountant.

            On December 30, 2004, we reported on Form 8-K, under Items 1.01 and 2.01 regarding our agreement to acquire all of the issued and outstanding capital stock of Aquamer, Inc.

Item 14 - Principal Accountant Fees and Services

            On August 19, 2003, Parks, Tschopp, Whitcomb & Orr, P.A. resigned as our independent auditing firm. We did not engage a new accounting firm until October 27, 2004, when we appointed Michael F. Cronin, CPA as independent accountant to audit our financial statements for the years ended December 31, 2002 and December 31, 2003.

            In 2004, Michael F. Cronin, CPA was paid $4,000 for audit services in connection with the audits for 2002 and 2003. Mr. Cronin did not provide audit related services, tax services or any other services in 2004. In  2005, we engaged Michael F. Cronin, CPA to audit our financial statements for the year ended December 31, 2004.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Bellacasa Productions, Inc.
Fort Washington, Pennsylvania 19034

I have audited the accompanying balance sheets of Bellacasa Productions, Inc. (the "Company") as of December 31, 2004 and 2003 and the related statements of operations, cash flows and stockholders' deficit for the years then ended. The financial statements are the responsibility of the Company's directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bellacasa Productions, Inc. as of December 31, 2004 and 2003 and the results of its operations, its cash flows and changes in stockholders' deficit for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 8 to the financial statements, the Company has experienced net operating losses since inception totaling approximately $258,000 and at December 31, 2004, the Company had a stockholders' deficit of $89,000.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in note 8. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

April 14, 2005

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Balance Sheets

Assets
	December 31, 2004	December 31, 2003
Current assets:
Cash	$0	$0

Total current assets	0	0

Investment in screenplays	0	492

Office furniture and equipment, net	0	602

	$0	$1,094

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$9,000	$16,994
Accrued officer's salary under employment agreement	0	169,000
Note payable - Aquamer, Inc.	30,000	0
Advances from stockholders	50,000	216,052

Total current liabilities	89,000	402,046

Stockholders' deficit:
Common stock, $.0001 par value, authorized
50,000,000 shares; issued and outstanding
8,185,500 (8,082,167 in 2003)	819	809
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	0	0
Additional paid-in capital	168,329	169,326
Deficit accumulated during the development stage	(258,148)	(571,087)

Total stockholders' deficit	(89,000)	(400,952)

	$0	$1,094

See accompanying notes to financial statements. F-3

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Operations

	Year ended December 31, 2004		Year ended December 31, 2003		Period from July 28, 1998 (inception) through December 31, 2004

Revenue	$0		$0		$0

Costs and expenses:
Product development and marketing	0		0		32,494
Interest expense	3,000		3,000		9,784
Prepaid offering expense charged-off	0		0		23,171
General and administrative	18,621		748		529,664

Total costs and expenses	21,621		3,748		595,113

Interest income	0		0		2,405
Gain from settlement of debts - due related party	334,560		0		334,560

Net income (loss)	$312,939		$(3,748)		$(258,148)

Basic and diluted income (loss) per share	$0.04	$	(NIL	)	$(0.03)

Weighted average number of shares outstanding	8,127,914		8,082,167		7,920,487

See accompanying notes to financial statements.

F-4

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statement of Stockholders' Equity (Deficit)

Period from January 1, 2002 through December 31, 2004

			Additional	Deficit Accumulated during	Total
	Common	Common	Paid-in	Development	Stockholders'
	Shares	Stock	Capital	Stage	Equity (Deficit)

Balances at January 1, 2002	8,082,167	$809	$169, 326	$(428,238)	$(258,103)
Net loss				(139,101)	(139,101)

Balances at December 31, 2002	8,082,167	809	169, 326	(567,339)	(397,204)
Net loss				(3,748)	(3,748)

Balances at December 31, 2003	8,082,167	809	169,326	(571,087)	(400,952)
Issued for services	130,000	13			13
Cancellation of shares	(26,667)	(3)	(997)		(1,000)
Net Income				312,939	312,939

Balances at December 31, 2004	8,185,500	$819	$168,329	$(258,148)	$(89,000)

See accompanying notes to financial statements.

F-5

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Cash Flows

	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from July 28, 1998 (inception) through December 31, 2004

Cash flows from operating activities:
Net income (loss)	$312,939	$(3,748)	$(258,148)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	602	748	6,772
Common stock issued for services	13	0	38,016
Common stock cancelled for services	(1,000)	0	(1,000)
Gain on settlement of debts - related party	(334,560)	0	(334,560)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(7,994)	3,000	178,000

Net cash used in operating activities	(30,000)	0	(370,920)

Cash flows from investing activities:
Purchase of property and equipment	0	0	(4,409)

Net cash used in investing activities	0	0	(4,409)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	129,277
Proceeds from note payable - Aquamer, Inc.	30,000	0	30,000
Advances from stockholder	0	0	216,052

Net cash provided by financing activities	30,000	0	375,329

Net change in cash	0	0	0

Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

Supplementary disclosure of cash flow information:

Cash paid for interest	$0	$0	$784

Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements. F-6

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

Summary of Significant Accounting Policies
Year Ended December 31, 2004

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

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense was $602 and $748 for fiscal years 2004 and 2003, respectively.

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

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

Income Taxes: The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes," or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carry-forwards.

Management has determined it more likely than not that these timing differences will not materialize and has provided a valuation allowance against substantially all of the net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If the assessment of the deferred tax assets or the corresponding valuation allowance were to change, then the related adjustment to income would be recorded during the period in which the determination was made. The tax rate may also vary based on the Company's results and the mix of income or loss in domestic and foreign tax jurisdictions in which the Company operates.

In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and to the extent to which, additional taxes will be due. If it is ultimately determined that payment of these amounts is unnecessary, the liability will be reversed and a tax benefit will be recognized during the period in which it is determined that the liability is no longer necessary. An additional charge will be recorded in the provision for taxes in the period in which it is determined that the recorded tax liability is less than the ultimate assessment is expected to be.

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

Earnings per Common Share: Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

Selected Recent Accounting Pronouncements: In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be the first quarter of the year ending December 31, 2006. The Company anticipates adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although the adoption of SFAS No. 123(R) could have a material impact on the Company's financial position and results of operations, it is still evaluating the potential impact from adopting this statement.

In December 2003, the FASB released a revised version of Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. The Company adopted FIN 46 during 2003. FIN 46R was adopted and implemented in the first quarter of fiscal 2004 and had no impact on the Company's financial position or results of operations.

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The Company will apply EITF 04-1 to acquisitions subsequent to the effective date and in future goodwill impairment testing.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29," which is effective for the Company starting July 1, 2005. In the past, it frequently was required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, the Company will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on the Company's financial position, results of operations or cash flows.

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

 Notes to Financial Statements
Year Ended December 31, 2004

(1) The Company

Bellacasa Productions, Inc., ("Bellacasa" or the "Company") was formed on July 28, 1998 as a Nevada corporation.  The Company was organized with the intent to operate in the entertainment industry specifically in connection with the production and distribution of motion pictures.

(2) Income Taxes

The Company has approximately $204,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2024. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Management has determined that it more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	2004	2003
The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0	$0
State	0	0

Total currently payable	0	0

Deferred:
Federal	(101,137)	1,211
State	(15,655)	188

Total deferred	(116,792)	1,399
Less decrease (increase) in allowance	116,792	(1,399)

Net deferred	0	0

Total income tax provision (benefit)	$0	$0

	2004	2003
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$76,166	$109,733
Deferred tax asset arising from amortization of start-up costs	20,056	40,246
Deferred tax asset arising from accrued compensation	0	63,037

Total	96,222	213,016

Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards	(76,166)	(109,733)
Deferred tax asset arising from amortization of start-up costs	(20,056)	(40,246)
Deferred tax asset arising from accrued compensation	0	(63,037)

Total	(96,222)	(213,016)

Net deferred income taxes	$0	$0

(3) Capital Stock

In August 2004, the Company's Board of Directors approved the issuance of 130,000 shares of common stock. The shares, which are restricted as to transferability, were issued for services rendered by the Company's President (80,000 shares) and a member of the Board of Directors (50,000 shares). The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these securities. The shares were valued at par value, ($0.0001), as there was no market for the shares and there was a shareholders' deficit.

Effective December 31, 2004, the Company cancelled 26,667 shares of its common stock, which were valued at $1,000. The cancellation reduced operating expenses by $1,000 and reduced common stock and additional paid-in capital by a like amount.

(4) Note Payable - Aquamer, Inc.

In September 2004, the Company borrowed $30,000 from Aquamer, Inc. and executed an unsecured non-interest bearing note, which would only be payable if and when negotiations of the proposed agreement by the Company to acquire Aquamer, Inc. were terminated. The proceeds of the note were to be used for payment of the Company's liabilities and for payment of fees and expenses to bring the Company in compliance with SEC reporting requirements. See Note 9, Subsequent Events.

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

(5) Related Party Transactions

Commencing in January 2000 through June 30, 2002, the Company's former president and principal shareholder, Mr. Frank LaLoggia, advanced $166,052 to the Company. The advances were non-interest bearing, unsecured and due on demand. Also commencing October 1, 2000, the Company entered into an employment agreement with Mr. Frank LaLoggia, which provided for an annual salary of $100,000. On July 17, 2002, the principal stockholder resigned from his position as president and terminated the employment agreement. The Company accrued $179,000 associated with this agreement through July 17, 2002, the date of termination, of which $10,000 had been paid and $169,000 had been included in accrued officer's salary. On May 28, 2004, the Company transferred its interests in the screenplays "The Giant" and "Hands" to Mr. Frank LaLoggia in exchange for the waiver by him of all claims to accrued but unpaid salaries and all shareholder advances made by him to Bellacasa.

The Company has accounted for this settlement as a troubled debt restructuring and, accordingly, has recognized a gain based upon the difference between the total carrying value of the original debt (with any accrued interest) and the fair value of non-monetary assets transferred to Mr. Frank LaLoggia. The gain on the settlement, included as "Gain from settlement of debts - due related party" in the statement of operations is as follows:

Book value of assets transferred in settlement	$ 492
Gain recognized upon adjustment to fair market value	0

Value of assets transferred	492

Carrying value of debt:
Amounts due under employment agreement	169,000
Shareholder advances	166,052

Aggregate carrying value at restructuring date	335,052

Gain from settlement of debts - due related party	$ 334,560

Gain per share	$ 0.04

In December 2001, another stockholder advanced $50,000 to the Company, which bears interest at 6% and is due and payable on demand. As of December 31, 2004, interest in the amount of $9,000 has been accrued and is included in accounts payable and accrued expenses in the accompanying balance sheet.

(6) Property and Equipment

Property and equipment consists of the following:

	December 31, 2004	December 31, 2003

Production equipment	$ 4,409	$ 4,409
Less accumulated depreciation	(4,409)	(3,807)

	$ 0	$ 602

(7) Stock Option Plan

In July 1998, the Company adopted the Bellacasa Productions, Inc. 1998 Stock Option Plan (the "Plan").  The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  As of December 31, 2004 and December 31, 2003 no options had been granted under the Plan.

(8) Going Concern

The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $258,000 and additionally there is a stockholders' deficit of $89,000 at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Management's plans are to complete its acquisition of Aquamer, Inc. and continue equity funding efforts. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

(9) Subsequent Events

On January 26, 2005, the Company acquired all of the issued and outstanding capital stock of Aquamer, Inc. ("Aquamer"), a development stage medical device company. The Company issued 28,504,148 shares of its common stock to the stockholders of Aquamer in a transaction, which will be treated for accounting purposes as a "reverse" acquisition. By virtue of the transaction, Aquamer became a wholly owned subsidiary of the Company. Immediately after the acquisition, the former stockholders of Aquamer owned approximately 78% of the Company's issued and outstanding shares of common stock.  The share exchange ratio in the acquisition was determined through arm's-length negotiations between the Company and Aquamer. A proforma balance sheet and statement of operations as though the transaction had occurred at January 1, 2004 has been included below:

	Balance Sheet at December 31, 2004
	Bellacasa Productions, Inc.	Aquamer, Inc.	Eliminations	Proforma Combined

Cash	$0	$66	$-	$66
Property & equipment	0	1,604	-	1,604
Note receivable	0	30,000	(30,000)	0
Other	0	32,434	-	32,434

Total Assets	$0	$64,104	$(30,000)	$34,104

Payables & accruals	$9,000	$39,785	-	$48,785
Notes payable	80,000	0	(30,000)	50,000
Shareholders' equity	(89,000)	24,319	-	(64,681)

Total Liabilities & equity	$0	$64,104	$(30,000)	$34,104

	2004 Statement of Operations
	Bellacasa Productions, Inc.	Aquamer, Inc.		Proforma Combined

Revenue	$0	$0		$0
Costs & expenses	21,621	143,417		165,038

Loss	(21,621)	(143,417)		(165,038)
Other:
Gain on debt restructuring	334,560	0		334,560
Taxes	0	0		0

Net income (loss)	$312,939	$(143,417)		$169,522

Net income (loss) per share	$0.04	$ (NIL	)	$ NIL

Weighted average shares	8,127,914	28,504,148		36,632,062

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellacasa Productions, Inc.

(Registrant)

By:	/s/ Steven Preiss

Steven Preiss President and Chief Executive Officer

Date:	April 26, 2005

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Preiss

Steven Preiss Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	April 26, 2005