Form 10KSB/A
period 2004-12-31
BELLACASA PRODUCTIONS INC
filed 2005-06-27
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 1

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

Signatures
Index to Financial Statements
Exhibit 31.1
Exhibit 32.1

Explanatory Note: This amendment to our annual report on Form 10-KSB/A for the year ended December 31, 2004, which was filed on April 26, 2005, is being filed to amend the original filing as follows: Item 11- Security Ownership of Certain Beneficial Owners and Management is amended as to the number of shares beneficially owned by Ms. Jenkins. Except for the amendment described above, this Form 10-KSB/A does not modify or update any other disclosures in the original filing.

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

Name and address	Common Shares Owned		% Common Shares Owned

Steven Preiss	6,200,000		16.6%
1250 Virginia Avenue, Suite 1000
Fort Washington, PA 19034
Officer and Director

Maria DeVito	6,200,000		16.6%
116 Bridges Lane
North Andover MA 01845

Patricia Jenkins	5,360,096	(1)	14.4%
30 Coachman's Lane
North Andover MA 01845

Frank LaLoggia	4,710,010		12.6%
5509 Porcher Drive
Myrtle Beach, SC 29577

All Officers and Directors	6,200,000		16.6%
(-2- persons) as a group

            (1) Includes 1,340,024 shares owned by Jester, LLC; 1,340,024 shares owned by Brooks Ventures, LLC; and 1,340,024 shares owned by Phillips Capital, all of which are companies principally owned by Ms. Jenkins.

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

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellacasa Productions, Inc.

(Registrant)

By:	/s/ Steven Preiss

Steven Preiss President and Chief Executive Officer

Date:	June 27, 2005

            In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Preiss

Steven Preiss Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	June 27, 2005