Form 10QSB
period 2005-03-31
BELLACASA PRODUCTIONS INC
filed 2005-07-01
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes [X] No [   ]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Applicable only to corporate issuers
As of June 30, 2005 (the most recent practicable date), there were 37,389,648 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

BELLACASA PRODUCTIONS, INC. FORM 10-QSB TABLE OF CONTENTS
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis and Plan of Operation
Item 3	Controls and Procedures

PART II	OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

PART I

 ITEM 1 - FINANCIAL STATEMENTS

BELLACASA PRODUCTIONS, INC. AND SUBSIDIARY (a development stage company) Consolidated Balance Sheet (unaudited)

March 31, 2005
Assets
Current assets:
Cash	$30
Prepaid expenses	0

Total current assets	30

Property and equipment, net	1,346
Advances to related party	32,724

$34,100

Current liabilities:
Trade accounts payable	$39,785
Accrued expenses payable	9,750
Advances from stockholder	50,000

Total current liabilities	99,535

Stockholders' deficit:
Common stock, $.0001 par value
50,000,000 shares, authorized 37,289,648 shares, issued and outstanding	3,729
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	0
Additional paid-in capital	407,657
Deficit accumulated during the development stage	(476,821)

Total stockholders' deficit	(65,435)

$34,100

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Operations

		Successor Company		Predecessor Company	Successor Company
		Three months ended March 31, 2005 (unaudited)		Three months ended March 31, 2004 (unaudited)	Period from February 4, 2000 (inception) through March 31, 2005 (unaudited)

Revenue		$0		$0	$0

Costs and expenses:
General and administrative		22,536		0	306,204
Research and development		0		0	206,121
Depreciation		259		187	5,555
Interest, net of interest (income)		460		750	(6,368)

Total costs and expenses		23,255		937	511,512

Loss before other income and income taxes		(23,255)		(937)	(511,512)
(Income) from forgiveness of related party debt		0		0	(34,691)

Loss before income taxes		(23,255)		(937)	(476,821)
Income taxes		0		0	0

Deficit accumulated during development stage		$(23,255)		$(937)	$(476,821)

Basic and diluted loss per share	$	(NIL )	$	(NIL )

Weighted average number of shares outstanding		28,998,496		8,082,167

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Cash Flows

	Successor Company (Consolidated)	Predecessor Company	Successor Company (Consolidated)
	Three Months Ended March 31, 2005 (unaudited)	Three Months Ended March 31, 2004 (unaudited)	Period from February 4, 2000 (inception) through March 31, 2005 (unaudited)

Cash flows from operating activities:
Deficit accumulated during development stage	$(23,255)	$(937)	$(476,821)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation and amortization	259	187	5,555
Expenses paid by issuance of common stock	22,500	0	248,002
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	(290)	0	1,276
Increase in accounts payable and accrued expenses	750	750	83,368

Net cash used in operating activities	(36)	0	(138,620)

Cash flows from investing activities:
Purchase of equipment	0	0	(6,900)
Investment in company prior to consolidation	0	0	(30,000)

Net cash used in investing activities	0	0	(36,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	34,550
Proceeds from issuance of preferred stock	0	0	175,000
Loans to related parties	0	0	(73,500)
Repayment of related party loans	0	0	39,500

Net cash provided by financing activities	0	0	175,550

Increase (decrease) in cash	(36)	0	30

Cash at beginning of period	66	0	0

Cash at end of period	$30	$0	$30

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

Notes to Interim Consolidated Financial Statements
March 31, 2005
(unaudited)

Note 1 - Interim Financial Statements

            The interim consolidated financial statements of Bellacasa Productions, Inc. ("Bellacasa" or the "Company") include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The financial statements have been presented in a "development stage" format. Since inception, the primary activities of the Company have been raising capital, obtaining financing and testing its primary products. The Company has not commenced its principal revenue producing activities. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States for complete financial statements. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Company's December 31, 2004 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to financial statements which appear in that report.

Note 2 - Organization and Operations

            On January 26, 2005, Bellacasa Productions, Inc., a Nevada corporation, acquired all of the issued and outstanding capital stock of Aquamer, Inc., ("Aquamer") a development stage medical technology company. The transaction was completed in accordance with a stock purchase agreement dated November 15, 2004, as amended January 26, 2005. Pursuant to the terms of that agreement, Bellacasa issued 28,504,148 new shares of its common stock to the shareholders of Aquamer. Upon issuance of the new shares, the former shareholders of Aquamer owned approximately 78% of the outstanding shares of Bellacasa.

            Aquamer was formed as a Delaware corporation on February 4, 2000, for the purpose of developing medical products, using water-based tissue-bulking technology, for the fields of dermatology, gastroenterology and urology.

            Basis of Presentation

            For legal purposes, Bellacasa acquired all of the capital stock of Aquamer. For financial reporting purposes, however, Aquamer is deemed to be the acquiring company and the transaction was accounted for as a reverse takeover as Aquamer had more assets than Bellacasa; Aquamer shareholders acquired voting control of the acquiring company; and the former Aquamer president and chairman assumed working control as he replaced the former directors and officers of Bellacasa.

            The March 31, 2005 financial statements contained herein are those of Aquamer carried forward at historical cost and are referred to as the financial statements of the "Successor Company." The results of operations and cash flows for the three months ended March 31, 2004 are those of Bellacasa Productions, Inc. prior to the acquisition and are referred to as the financial statements of the "Predecessor Company." The consolidated results and operations and cash flows for the three months ended March 31, 2005 and the consolidated results and operations since the inception date, February 4, 2000, include Aquamer's results of operations and cash flows and are referred to as financial statements of the "Successor Company."

            Principles of Consolidation

            The consolidated financial statements include the accounts of legal entities Bellacasa and its wholly owned subsidiary, Aquamer. All significant inter-company balances and transactions have been eliminated in consolidation including a pre-acquisition loan from Aquamer to Bellacasa in the amount of $30,000.

Note 3 - Summary of Significant Accounting Policies

            (a) Property and equipment

            Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets, which range from three to five years, using the straight-line method.

            (b) Income taxes

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

            Development stage operations, from inception through March 31, 2005, resulted in net operating losses. Management has determined that it is more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided. Accordingly, no income tax provision or benefit has been recognized in the accompanying financial statements.

            (c) Use of Estimates

            Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.  Actual results could differ from those estimates.

            (d) Earnings per Common Share

            Earnings per common share have been computed based upon the weighted average number of shares outstanding during the period presented.

            (e) Stock-based Compensation

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

            The Company intends to adopt SFAS 123(R) using the "modified prospective" transition method beginning with the first quarter of 2006. Under this method, awards that are granted, modified, or settled after December 15, 2005, will be measured and accounted for in accordance with SFAS 123(R). In addition, beginning in the first quarter of 2006, expense must be recognized in the earnings statement for unvested awards that were granted prior to the adoption of SFAS 123(R). The expense will be based on the fair value determined at grant date under SFAS 123, "Accounting for Stock-based Compensation."

            (f) Cash Flows

            For purposes of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Note 4 - Advances from Stockholder

            In December 2001, a stockholder advanced $50,000 to the Company, which bears interest at 6% and is due and payable on demand. As of March 31, 2005, interest in the amount of $9,750 has been accrued, including $750 in the three months ended March 31, 2005.

Note 5 - Stockholders' Deficit

            Capital Structure

            The Company is authorized by its Articles of Incorporation to issue 50,000,000 shares of common stock with a par value of $0.0001 and 25,000,000 shares of preferred stock. As of March 31, 2005 there were 37,289,648 shares of common stock that were issued and outstanding. There were no preferred shares issued as of that date.

            Stock Issued in Exchange for Aquamer

            On January 26, 2005, the Company issued 28,504,148 shares of common stock, which are restricted as to transferability, to the former shareholders of Aquamer, Inc. on the basis of one share of Bellacasa common stock for each share of Aquamer capital stock. The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities.

            Stock Issued for Services

            On February 26, 2005, the Company issued a total of 600,000 shares of common stock for services. The shares, which are restricted as to transferability, were valued at $22,500 or $0.0375 per share, which was representative of the approximate market value at the date of issuance. The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities.

Note 6 - Advances to Related Parties

            The Company is the holder of a note receivable from the Company's president for $29,000, which bears interest at 4% per annum. At March 31, 2005 the total balance outstanding including accrued interest of $3,724 was $32,724. Interest for the three months ended March 31, 2005 was $290.

Note 7 - Stock Option Plan

            In July 1998, the Company adopted the Bellacasa Productions, Inc. 1998 Stock Option Plan (the "Plan").  The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  In February 2005, stock options to purchase 50,000 and 400,000 shares of common stock for a total of 450,000 were granted with an expiration date of February 2010 and an exercise price of $0.15 per share. In April 2005, a director, in connection with his resignation, returned to the Company the stock option for 50,000 shares. As of March 31, 2005 no other stock options had been granted.

Note 8 - Going Concern

            The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of the Successor Company of approximately $477,000 and additionally there is a stockholders' deficit of $65,435 at March 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Management's plans are to raise additional capital either in the form of common stock or convertible securities and continue research and development and pursue clinical trials to obtain necessary approvals to market its products. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

Note 9 - Subsequent Events

            In June 2005, the Company received $20,000 upon the issuance of 100,000 shares of its restricted common stock.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

General

            Bellacasa Productions, Inc. ("we," "us," the "Company" or "Bellacasa"), a Nevada corporation, was formed in 1998 to operate as a motion picture studio. We planned to acquire, produce and market motion pictures for distribution to movie theaters and ancillary markets. We were unsuccessful in raising capital to pursue our business plan.

            On November 15, 2004, we entered into a Stock Purchase Agreement to acquire all of the issued and outstanding stock of Aquamer, Inc. ("Aquamer"), a development stage medical technology corporation organized under the laws of Delaware, in exchange for shares of our common stock. The agreement was amended on January 26, 2005, at which time the transaction was consummated.

            The acquisition was structured as a reverse takeover, whereby former shareholders of Aquamer obtained voting control over Bellacasa upon issuance of 28,504,148 shares of Bellacasa common stock, which represented approximately 78% of the total shares to be outstanding. Bellacasa had 8,185,500 shares of common stock issued and outstanding prior to the completion of the transaction.

Description of Aquamer

            Aquamer, Inc. was incorporated in Delaware on February 4, 2000 and was acquired by Bellacasa Productions, Inc. on January 26, 2005.   We are now solely a medical device company focused on the development and commercialization of three injectable biocompatible products.  The products we are developing consist of a water-based polymer technology utilized as a tissue-bulking agent in the fields of dermatology (AquaDerm®), urology/gynecology (AquaGen®), and gastroenterology (AquaFlux®).  Although we are a development stage company, our products are based on the results of several years of research and development, whereby we are now in the stage of preparing for and executing on clinical evaluation milestones.

            AquaDerm® has received an Investigational Device Exemption ("IDE") from the U.S. Food and Drug Administration ("FDA") and is undergoing pilot clinical evaluation. This product is being developed for the potential treatment of deep wrinkles, facial scars, and various cosmetic plastic surgery procedures such as lip augmentation. AquaGen® has been designed for use as a bulking agent in minimally invasive treatment of stress urinary incontinence, the most common form of urinary incontinence.  AquaFlux® is being developed as a bulking agent in the minimally invasive treatment of chronic heartburn or gastroesophogeal reflux disease ("GERD").

Business Overview

          Bellacasa Productions, Inc., through a wholly owned subsidiary, Aquamer, Inc., is a clinical development stage company with a platform technology that builds on over 10 years of scientific effort.  We plan to develop our water-based injectable technology to be utilized as a bulking agent in the respective fields of use. We believe that our products, which are in development will have competitive advantages pertaining to increased maintenance of efficacy or tissue "bulking," safety, ease of injection, and non-cumbersome operational management issues associated with shipping and storage.  Inherent in our technology is its biocompatibility, non-immunogenicity, and lack of migration/absorption.  We plan to attempt to become a leading provider of minimally invasive injectable modalities for dermatology, urology, and gastroenterology.

            Technology

            Our PVP-based injectable products involve the use of a polymeric component from the poly-n-vinyl pyrrolidinone (PVP) family, which is recognized for its biocompatibility and extensive clinical experience in other Class III (permanent implantable) medical devices. PVP is a non-toxic, non-metabolized hydrogel that has been approved for use as a plasma volume expander, a plasma detoxifying agent, an orally-ingested diagnostic aid (complex of PVP and iodine), a component of soft contact lenses, a variety of dental applications, a filler for a permanent implantable urological device and as an excipient in the manufacturing of tablets containing a variety of drugs.  The dose of PVP used in the AquaGen® product is minimal; approximately 95% of the injected volume is water contained in the polymer matrix.

            Products in Development

            We are developing the following products designed for use in dermatology, urology, and gastroenterology:

            Dermatology

            AquaDerm® is targeted for long-term corrective effects of treatment; PVP has infinite molecular weight as a base polymer matrix, which impedes absorption and migration of polymer substrate into the surrounding tissue, thus lengthening the cosmetic effect. AquaDerm® addresses conditions of tissue atrophy due to aging, facial wrinkles and depressed scars, as well as soft tissue defects resulting from surgery and inflammatory skin diseases. Most other injectable materials are suspensions (leading to the absorption of suspension media and migration of suspended particles) or biological in nature (such as Collagen, which the body digests). Our product will be injected into the affected areas and filled to the appropriate point, making the defect flush with the surrounding tissue, or in the case of lip augmentation "plumped" to the desired size. Most products in the facial aesthetics/dermatology market today have the common drawback of migration/absorption.  Animal trials and initial human clinical trials indicate longer-term maintenance of results for AquaDerm®.

            Urology

            AquaGen® has been developed for use as a bulking agent in the minimally invasive treatment of stress urinary incontinence ("SUI"), the most common form of urinary incontinence. AquaGen® is injected into the urethra/bladder junction (urinary sphincter muscle), reinforcing the muscle tissues around the bladder neck, the "bulking" of the closure mechanism that prevents accidental urine leakage.

            SUI relates to the accidental or unintentional leakage of urine. It afflicts, worldwide, more than 25 million people, 85 percent of whom are female.  Incontinence is a significant health issue, with millions experiencing complications related to incontinence at some point in their lives.  This potentially debilitating condition should not be a normal part of aging.  More than half of all women will suffer from SUI at some point in their lives. The "stress" in stress urinary incontinence is not associated with mental or emotional stress, but rather with increases in physical stress or pressures exerted on the body. One cause of stress incontinence is a condition called Intrinsic Sphincter Deficiency or ISD. This condition is present when the urinary sphincter (the muscle surrounding the urethra that controls urine flow) is not strong enough to close the bladder neck. This open bladder neck allows urine to leak out whenever there is an increase in intra-abdominal pressure.

            Gastroenterology

            AquaFlux® has been designed for use as a bulking agent in the minimally invasive treatment of chronic heartburn or gastroesophageal reflux disease ("GERD"). AquaFlux® is utilized as a bulking agent to strengthen and build the sphincter muscle at the base of the esophagus through a minimally invasive procedure, reinforcing and augmenting the closure mechanism that prevents reflux or gastric heartburn.

            GERD is a condition whereby gastric contents from the stomach rise into the esophagus, known as reflux. In a normal functioning stomach, the sphincter at the bottom of the esophagus (lower esophageal sphincter, abbreviated to LES) opens to let food pass into the stomach and then closes to prevent the gastric contents in the stomach from rising into the esophagus. When a patient suffers from GERD, the lower esophageal sphincter relaxes at random times, allowing gastric contents from the stomach to reflux into the esophagus.  Afflicting 7% to 10% of the U.S. adult population, GERD is different from regular heartburn in that it can have serious health consequences beyond the persistent burning pain of heartburn. It can lead to more serious medical problems such as difficulty swallowing (dysphagia), painful swallowing (odynophagia), narrowing of the esophagus (strictures), and Barrett's esophagus, believed to be a premalignant lesion. Chronic hoarseness or laryngitis, respiratory problems (e.g., coughing, wheezing, asthma, recurrent pneumonia), and non-cardiac chest pain are sometimes associated with GERD. GERD patients may need to sleep sitting up or avoid bending over to prevent fluids from coming up from the stomach.

Market Opportunity

            The market for aesthetic facial products has expanded at an estimated annual rate in excess of 35%, since 2000. The range of products encompasses invasive and non-invasive treatment modalities to remedy aging and defective soft tissues of the face.  Products such as Botox® and Collagen (Zyderm® and Zyplast®) are currently  "the gold standards" used by plastic surgeons and dermatologists in an office environment and now even by consumers under medical guidance (Botox® injections can be administered within a patient's home).  Most of these treatments are elective and are pursued by patients for cosmetic effects rather than medical necessity. As the average age of the population increases, interest in skin rejuvenation and correction has increased.  More than 8.3 million surgical and non-surgical cosmetic procedures were performed in 2003, including rhytidectomy (facelift), liposuction, laser resurfacing, chemical peeling and soft tissue augmentation (American Society for Aesthetic Plastic Surgery). In addition, more than one million patients undergo surgery each year for skin cancer in the United States alone. Many of these lesions are resected from the face and necessitate reconstruction. As a result of the number of patients affected, there is great interest in filling substances for the skin for both cosmetic and reconstructive purposes.

            Urinary Incontinence afflicts more than 25 million people worldwide, 85 percent of whom are female.  The condition may have negative emotional, social and hygienic consequences. The Agency for Health Policy and Research (AHCPR), a division of the Public Health Service, U.S. Department of Health and Human Services, estimates that urinary incontinence affects approximately 13 million people in the United States, of which 85% or 11 million are women. The same agency estimates the total cost (utilizing all management and curative approaches) of treating incontinence of all types in the United States as $15 billion. Urethral Bulking Agents ("UBA") are currently recommended by AHCPR as first-line treatment for woman with ISD who do not have coexisting urethral hypermobility. Male patients can also benefit from a urethral bulking agent procedure, which is recommended as a first-line surgical treatment for men with ISD, according to the Agency for Health Policy and Research. According to the American College of Surgeons, there are approximately 400,000 prostate surgeries performed each year in the United States, and up to 20% of these men develop incontinence following the procedure. Additionally, urinary incontinence can result in a substantial decrease in a person's quality of life, and it is often the main reason a family may move an elderly relative into nursing home care.  We expect the incidence of urinary incontinence will rise as the percentage of elderly people continues to increase.  The Agency for Healthcare Research and Quality ("AHRQ") reported that vesicoureteral reflux (VUR) is primarily a pediatric concern, with a prevalence estimated to be as high as 3% of the U.S. pediatric population. Approximately 15,000 surgical procedures are performed per year to address this VUR issue. Patients with VUR grades 1 through 4 in this population are candidates for minimally invasive surgery using a bulking agent. Globally, the use of a bulking agent to correct the VUR condition can reduce patient costs related to continued use of antibiotics for treatment of chronic urinary tracts infections, which can lead to more serious related complications.

          There is a large market for the treatment of chronic heartburn or gastroesophogeal reflux disorder.  More than 60 million Americans suffer from heartburn symptoms at least once a month.  Roughly 25 million or 4 to 7% of Americans, suffer from reflux on a daily basis.  PPIs or Proton Pump Inhibitors are the current standard in treatment.

Intellectual Property

            Partners in Biomaterials, our technology partner, has granted us an exclusive, worldwide, perpetual, fully paid license to such assigned technology and intellectual property for use in our field of business. The Assignment and License Agreement also provides us the opportunity to obtain rights to any improvements made by Partners in Biomaterials, as relates to our business.

Clinical Trials

            We have received an IDE from the FDA to conduct a pilot clinical trial of the AquaDerm® product.  This trial is currently in process and it is designed to demonstrate both the safety and efficacy of the product in human dermatological applications.   Following results of the clinical trial, we intend to conduct additional trials to support FDA clearance of our products.

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

            Three Months Ended March 31, 2005, Three Months Ended March 31, 2004, and from Inception, February 4, 2000 through March 31, 2005

            Sales - We did not have any sales during the three months ended March 31, 2005. Bellacasa Productions, Inc. and Aquamer, Inc. are both development stage entities, and neither has had revenues since their respective formation dates, July 28, 1998 and February 4, 2000.

            Costs and Expenses -  Expenses for the three months ended March 31, 2005 were $23,255 compared to $937 for the three months ended March 31, 2004. Expenses for the first quarter of 2005 consisted of $22,500 for consulting and professional services, which were paid for with shares of our stock, in lieu of cash; $259 for depreciation; $36 for bank charges and $750 for interest accrued on the $50,000 shareholder advance, which was offset by accrued interest income of $290 on our advance to a related party. Expenses in the 2004-quarter were those of Bellacasa Productions, Inc. (Predecessor Company) and did not include Aquamer's (Successor Company) expenses as a stand-alone entity and consisted of accrued interest of $750 on the $50,000 shareholder advance; and depreciation, $187. Costs and expenses were $511,512, as a development stage enterprise since inception. These costs and expenses consisted of Aquamer's costs and expenses from its inception, February 4, 2000 up until its acquisition by Bellacasa on January 26, 2005 and then on a consolidated basis through March 31, 2005.

            Losses -  Net loss, before taxes, for the three months ended March 31, 2005 was $23,255, which consisted of Aquamer's (the Successor Company) expenses from January 1, 2005 to January 25, 2005 and consolidated expenses from January 26, 2005 (the acquisition date) through March 31, 2005. The net loss for the three months ended March 31, 2004 was $937, which were the losses incurred by Bellacasa (the Predecessor Company). Our losses since inception, which are the losses of Aquamer (the Successor Company) total $476,821.

            We have elected not to reduce our net loss by any tax benefit for the quarter ended March 31, 2005 or for the quarter ended March 31, 2004 or since inception.

            Loss per share for the three months ended March 31, 2005 and for the three months ended March 31, 2004 was $ NIL in both periods.  The loss per share was based on 28,998,496 weighted average common shares in the quarter ended March 31, 2005 and 8,082,167 weighted average common shares for the comparable 2004 quarter.

Liquidity and Capital Resources

            As of March 31, 2005 our cash on hand was $30. Subsequent to the end of the first quarter, we received $20,000 from the sale of our common stock in a private transaction.

            Our liabilities, all of which are current liabilities, at March 31, 2005 totaled $99,535. Included in these liabilities is an advance made to us by Mr. Charles LaLoggia, a shareholder of our company, in the amount of $59,750 which includes $9,750 of accrued interest. This debt is due on demand and accrues annual interest of 6%. Also included in total liabilities, as of March 31, 2005, are accounts payable of $39,785.

            In order to continue to test our products and technologies and to continue with clinical trials and to pursue necessary government approvals, we must raise additional capital or borrow the funds needed. There is no assurance that we will be successful in our fundraising efforts.

Ability to Continue as a Going Concern and Plan of Operation

            Our financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses from operations.  Our subsidiary, Aquamer, Inc., which is now our operating company, has had losses since its inception (February 2002) totaling approximately $477,000. Additionally, there is a stockholders' deficit of $65,435 at March 31, 2005. These conditions raise substantial doubt about our ability to continue as a going concern without additional capital contributions.

            In order to meet our cash needs for the next 12 months, we will be required to borrow funds or sell our securities in private offerings. If we are unable to raise sufficient funds, we may be unable to pursue our business plan. There is no assurance we will be able to raise the funds we require.

Government Regulation

            The FDA regulates the manufacture, clinical research and sale of medical devices, including labeling, advertising and recordkeeping.  Before a new device can be introduced into the market, generally, the manufacturer must obtain FDA approval of a pre-market approval ("PMA") or clearance of a 510(k) notification submission.  A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. The PMA application must contain the results of clinical trials, the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device.  FDA's review of a PMA application generally takes one to two years from the date the PMA is accepted for filing, but it may take significantly longer. Review time is often significantly extended by FDA requests for additional information or clarification of information already provided in the submission. Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. The PMA process can be expensive, uncertain, and lengthy.  A number of medical devices that sought FDA approval, by other companies, have never been approved for marketing.

            If human clinical trials of a device are required in order to obtain adequate safety, performance and/or efficacy data, and the device presents a "significant risk" to the patient, the sponsor of the trial (usually the manufacturer or the distributor of the device) will have to file an Investigational Device Exemption ("IDE") application prior to commencing human clinical trials.  The IDE application must be supported by data, typically including the results of animal and laboratory testing.  If the FDA approves the IDE application and the study protocol is approved by one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.  If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval.

            Sponsors of U.S. clinical trials may be permitted to sell investigational devices distributed in the course of the study provided that compensation does not exceed recovery of the costs of manufacture, research, development and handling.  An IDE supplement must be submitted and approved by the FDA and appropriate IRB(s) before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

            A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or a Class III medical device for which the FDA has not called for PMAs. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including, in some cases, requiring submission of clinical trial data. The FDA may determine that the proposed device is not substantially equivalent to a predicate device, or that additional information is needed before it is deemed substantially equivalent to a predicate device or that additional information is needed before a substantial equivalence determination can be made.

            Our PVP-Injectable is classified as a Class III medical device, which requires pre-market approval (PMA) from the FDA. Our clinical research program for medical devices has been and remains subject to the IDE regulations of the FDA.  These regulations govern many important aspects of the clinical investigation of medical products, including obtaining informed consent from clinical subjects, securing the approval of an IRB and maintaining required documentation relating to the conduct of the investigational study.  In addition, these regulations may require that we obtain approval from the FDA prior to the commencement of clinical investigations of new products.

            Compliance with the current Quality Systems Regulations ("QSR"), formerly Good Manufacturing Practices, is necessary to receive FDA approval to market new products and to continue to market current products.  Manufacturers of medical devices for marketing in the U.S. are required to adhere to applicable regulations setting forth detailed QSR requirements, which include testing, control and documentation requirements.  Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a company report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, would be likely to cause or contribute to death or serious injury.  Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission.  FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

            The continuing trend of more stringent FDA oversight in product clearance and enforcement activities has caused medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk and higher expenses.  Failure to obtain, or delays in obtaining, the required regulatory approvals for new products could adversely affect us, as could product recalls.  In addition, there can be no assurance that the FDA will give approval to us to market our products.

            Sales of medical devices outside the U.S. are subject to regulatory requirements that vary widely from country to country.  The time required to obtain clearance required by countries may be longer or shorter than that required for FDA clearance, and requirements for such clearances may differ significantly from FDA requirements.  Some countries have historically permitted human studies earlier in the product development cycle than regulations in the U.S. permit.  Other countries, such as Japan, have requirements similar to those of the U.S.  This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in others.

            The primary regulatory environment in Europe is that of the European Community, which consists of more than 15 countries encompassing most of the major countries in Europe.  Certain other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EC with respect to medical devices.  The EC has adopted numerous directives and standards regulating the design, manufacture, clinical trial, labeling and adverse event reporting for medical devices.  The principal directives prescribing the laws and regulations pertaining to medical devices in the EC are found in the European Medical Devices Directive, 93/42/EC.

            Devices that comply with requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directive and accordingly, can be commercially distributed throughout the EC.  The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body.  This third-party assessment may consist of an audit of the manufacturer's quality system, review of a technical file and specific testing of the manufacturer's products.  An assessment by a Notified Body in one country within the EC is required in order for a manufacturer to commercially distribute the product throughout the EC.  There can be no assurance that we will be successful in meeting the European quality standards or other certification requirements.  While no additional pre-market approvals for individual EC countries are required prior to the marketing of a device bearing CE Mark, practical complications with respect to market introduction may occur.  For example differences among countries have arisen with regard to labeling requirements.

            Unapproved devices subject to the PMA requirements generally must receive prior FDA export approval unless they are approved for use by any member country of the EC and certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country without prior FDA approval upon meeting certain requirements.  Exports of products subject to the 510(k) notification requirements, but not yet cleared to market, are permitted without FDA export approval provided certain requirements are met.  However, we must, among other things, notify the FDA and meet the importing country's requirements.  There can be no assurance that we will receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import.  Failure to receive import approval from other countries, or to obtain Certificates for Products for Export when required, or to meet FDA's export requirements or to obtain FDA export approval when required to do so, could have a material adverse effect on our business, financial condition and results of operations.

            We currently have an approved and active IDE, under which a phase-one clinical trial is underway in our Dermatology Indication (for cutaneous wrinkles and scars). We are also preparing IDE applications for submission to FDA to initiate studies in the aforementioned Urology (Stress Incontinence) and GI (GERD) indications.

ITEM 3 - CONTROLS AND PROCEDURES

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him. As of March 31, 2005, and the date of this Report, Steven Preiss served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer). There have been no changes in our internal controls over financial reporting which could significantly affect or are reasonably likely to materially affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-QSB.

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

 PART II
 OTHER INFORMATION

 Item 1 - Legal Proceedings

            None

 Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds

            The following shares of unregistered common stock were issued during the three months ended March 31, 2005:

            On January 26, 2005, we issued 28,504,148 shares to the former shareholders of Aquamer, Inc. on the basis of one share of Bellacasa Productions, Inc. common stock for each share of Aquamer, Inc. common stock.

            As of February 26, 2005, we issued 600,000 shares of our restricted common stock to a firm for consulting services. The shares were valued at $0.0375 per share or a total of $22,500.

            The shares issued in the above transactions are "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933. We relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities.

            As of March 31, 2005, we had 37,289,648 shares of common stock outstanding.

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

On February 17, 2005, we reported on Form 8-K: under Item 2.01,that we had completed the acquisition of all of the outstanding capital stock of Aquamer, Inc.; under Item 5.01, that we had a change of control in that the former shareholders of Aquamer, Inc. owned approximately 78% of the outstanding stock of the Company; and under Item 8.01, that Bellacasa had relocated its executive offices.

 SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLACASA PRODUCTIONS, INC.

July 1, 2005	By:	/s/ Steven Preiss

Steven Preiss President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director