Form 10QSB
period 2005-06-30
BELLACASA PRODUCTIONS INC
filed 2005-07-14
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Yes [X] No [   ]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Applicable only to corporate issuers
As of July 15, 2005 (the most recent practicable date), there were 37,389,648 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
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

June 30, 2005
Assets
Current assets:
Cash	$16,208
Prepaid expenses	0

Total current assets	16,208

Property and equipment, net	1,087
Advances to related party	33,014

$50,309

Current liabilities:
Trade accounts payable	$42,460
Accrued expenses payable	10,500
Advances from stockholder	50,000

Total current liabilities	102,960

Stockholders' deficit:
Common stock, $.0001 par value
50,000,000 shares, authorized 37,389,648 shares, issued and outstanding	3,739
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	0
Additional paid-in capital	427,647
Deficit accumulated during the development stage	(484,037)

Total stockholders' deficit	(52,651)

$50,309

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Operations

		Successor Company Consolidated	Predecessor Company		Successor Company Consolidated	Predecessor Company	Successor Company Consolidated
		Three months ended June 30, 2005 (unaudited)	Three months ended June 30, 2004 (unaudited)		Six months ended June 30, 2005 (unaudited)	Six months ended June 30, 2004 (unaudited)	Period from February 4, 2000 (inception) through June 30, 2005 (unaudited)

Revenue		$0	$0		$0	$0	$0

Costs and expenses:
General and administrative		6,497	0		29,033	0	312,701
Research and development		0	0		0	0	206,121
Depreciation		259	187		518	374	5,814
Interest, net of interest (income)		460	750		920	1,500	(5,908)

Total costs and expenses		7,216	937		30,471	1,874	518,728

(Loss) before other income and income taxes		(7,216)	(937)		(30,471)	(1,874)	(518,728)
(Income) from forgiveness of related party debt		0	(334,560)		0	(334,560)	(34,691)

(Loss) income before income taxes		(7,216)	333,623		(30,471)	332,686	(484,037)
Income taxes		0	0		0	0	0

(Deficit) income accumulated during development stage		$(7,216)	$333,623		$(30,471)	$332,686	$(484,037)

Basic and diluted income (loss) per share	$	(NIL )	$0.04	$	(NIL)	$0.04

Weighted average number of shares outstanding		37,315,472	8,082,167		33,156,984	8,082,167

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Cash Flows

	Successor Company (Consolidated)	Predecessor Company	Successor Company (Consolidated)
	Six Months Ended June 30, 2005 (unaudited)	Six Months Ended June 30, 2004 (unaudited)	Period from February 4, 2000 (inception) through June 30, 2005 (unaudited)

Cash flows from operating activities:
(Deficit) income accumulated during development stage	$(30,471)	$332,686	$(484,037)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation and amortization	518	374	5,814
Expenses paid by issuance of common stock	22,500	0	248,002
Gain on settlement of debts – related party	0	(334,560)	0
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	(580)	0	986
Increase in accounts payable and accrued expenses	4,175	1,500	86,793

Net cash used in operating activities	(3,858)	0	(142,442)

Cash flows from investing activities:
Purchase of equipment	0	0	(6,900)
Investment in company prior to consolidation	0	0	(30,000)

Net cash used in investing activities	0	0	(36,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	20,000	0	54,550
Proceeds from issuance of preferred stock	0	0	175,000
Loans to related parties	0	0	(73,500)
Repayment of related party loans	0	0	39,500

Net cash provided by financing activities	20,000	0	195,550

Increase (decrease) in cash	16,142	0	16,208

Cash at beginning of period	66	0	0

Cash at end of period	$16,208	$0	$16,208

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

 Notes to Interim Consolidated Financial Statements
June 30, 2005
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

            The June 30, 2005 financial statements contained herein are those of Aquamer carried forward at historical cost and are referred to as the financial statements of the "Successor Company." The results of operations and cash flows for the three months and six months ended June 30, 2004 are those of Bellacasa Productions, Inc. prior to the acquisition and are referred to as the financial statements of the "Predecessor Company." The consolidated results and operations and cash flows for the three months and six months ended June 30, 2005 and the consolidated results and operations since the inception date, February 4, 2000, include Aquamer's results of operations and cash flows and are referred to as financial statements of the "Successor Company."

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

            Development stage operations, from inception through June 30, 2005, resulted in net operating losses. Management has determined that it is more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided. Accordingly, no income tax provision or benefit has been recognized in the accompanying financial statements.

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

Note 4 - Advances from Stockholder

            In December 2001, a stockholder advanced $50,000 to the Company, which bears interest at 6% and is due and payable on demand. As of June 30, 2005, interest in the amount of $10,500 has been accrued, including $750 and $1,500 in the three months and six months ended June 30, 2005, respectively.

Note 5 - Stockholders' Deficit

            Capital Structure

            The Company is authorized by its Articles of Incorporation to issue 50,000,000 shares of common stock with a par value of $0.0001 and 25,000,000 shares of preferred stock. As of June 30, 2005 there were 37,389,648 shares of common stock that were issued and outstanding. There were no preferred shares issued as of that date.

            Stock Issued for Cash

            In May and June 2005, the Company issued a total of 100,000 shares of common stock, which are restricted as to transferability, for $20,000 or $0.20 per share, which was representative of the approximate market value at the date of issuance. The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities.

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

Note 6 - Advances to Related Parties

            The Company is the holder of a note receivable from the Company's president for $29,000, which bears interest at 4% per annum. At June 30, 2005 the total balance outstanding including accrued interest of $4,014 was $33,014. Interest for the three months and six months ended June 30, 2005 was $290 and $580, respectively.

Note 7 - Stock Option Plan

            In July 1998, the Company adopted the Bellacasa Productions, Inc. 1998 Stock Option Plan (the "Plan").  The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  In February 2005, stock options to purchase 50,000 and 400,000 shares of common stock for a total of 450,000 were granted with an expiration date of February 2010 and an exercise price of $0.15 per share. In April 2005, a director, in connection with his resignation, returned to the Company the stock option for 50,000 shares. As of June 30, 2005 no other stock options had been granted.

Note 8 - Going Concern

            The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of the Successor Company of approximately $484,000 and additionally there is a stockholders' deficit of $52,651 at June 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Management's plans are to raise additional capital either in the form of common stock or convertible securities and continue research and development and pursue clinical trials to obtain necessary approvals to market its products. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

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

            Three Months Ended June 30, 2005 and Three Months Ended June 30, 2004

            Sales - We did not have any sales during the three months ended June 30, 2005. Bellacasa Productions, Inc. and Aquamer, Inc. are both development stage entities, and neither has had revenues since their respective formation dates, July 28, 1998 and February 4, 2000.

            Costs and Expenses - Expenses for the three months ended June 30, 2005 were $7,216 compared to $937 for the three months ended June 30, 2004. Expenses for the second fiscal quarter of 2005 consisted of $6,497 of general and administrative expenses, including $3,000 for auditing; $2,425 for legal and other professional expenses in connection with our reporting requirements; $642 for stock transfer; $350 for organization expenses; $60 for franchise taxes; and $20 for bank charges; $259 for depreciation; and $750 for interest accrued on the $50,000 shareholder advance, which was offset by accrued interest income of $290 on our advance to a related party. Expenses in the 2004-quarter were those of Bellacasa Productions, Inc. (Predecessor Company) and did not include Aquamer's (Successor Company) expenses as a stand-alone entity and consisted of accrued interest of $750 on the $50,000 shareholder advance; and depreciation, $187.

            Losses and Income - Net loss, before taxes, for the three months ended June 30, 2005 was $7,216. In the three months ended June 30, 2004, Bellacasa (the Predecessor Company) incurred a net loss before other income of $937. During the quarter ended June 30, 2004, the former president of Bellacasa (the Predecessor Company) agreed to forgive certain debts owed by Bellacasa (the Predecessor Company) in the amount of $334,560, which resulted in net income before taxes of $333,623.

            We have elected not to reduce our net loss by any tax benefit for the quarter ended June 30, 2005.

            Loss per share for the three months ended June 30, 2005 was $NIL. For the three months ended June 30, 2004, Bellacasa (the Predecessor Company) had net income per share of $0.04.  The 2005-second quarter loss per share was based on 37,315,472 weighted average common shares. The net income per share for the 2004-second quarter was based on 8,082,167 weighted average common shares.

Six Months Ended June 30, 2005, Six Months Ended June 30, 2004, and from Inception, February 4, 2000 through June 30, 2005

            Sales - We did not have any sales during the six months ended June 30, 2005. Bellacasa Productions, Inc. and Aquamer, Inc. are both development stage entities, and neither has had revenues since their respective formation dates, July 28, 1998 and February 4, 2000.

            Costs and Expenses - Expenses for the six months ended June 30, 2005 were $30,471 compared to $1,874 for the six months ended June 30, 2004. Expenses for the first six months of 2005 consisted of $29,033 of general and administrative expenses; $518 for depreciation; and $1,500 for interest accrued on the $50,000 shareholder advance, which was offset by accrued interest income of $580 on our advance to a related party. Included in the general and administrative expenses for the six months ended June 30, 2005 was $22,500 for consulting and professional services, which were paid for with shares of our stock, in lieu of cash.  Expenses in the 2004-six months were those of Bellacasa Productions, Inc. (Predecessor Company) and did not include Aquamer's (Successor Company) expenses as a stand-alone entity and consisted of accrued interest of $1,500 on the $50,000 shareholder advance; and depreciation, $374. Costs and expenses were $518,728, as a development stage enterprise since inception. These costs and expenses consisted of Aquamer's costs and expenses from its inception, February 4, 2000 up until its acquisition by Bellacasa on January 26, 2005 and then on a consolidated basis through June 30, 2005.

            Losses and Income - Net loss, before taxes, for the six months ended June 30, 2005 was $30,471, which consisted of Aquamer's (the Successor Company) expenses from January 1, 2005 to January 25, 2005 and consolidated expenses from January 26, 2005 (the acquisition date) through June 30, 2005.  During the six-month period ended June 30, 2004, the former president of Bellacasa (the Predecessor Company) agreed to forgive certain debts owed by Bellacasa (the Predecessor Company) in the amount of $334,560, which resulted in net income before taxes for the six months of $332,686. Our losses since inception, which are the losses of Aquamer (the Successor Company) total $484,037.

            We have elected not to reduce our net loss by any tax benefit for the six months ended June 30, 2005 or since inception.

            Loss per share for the six months ended June 30, 2005 was $NIL. For the six months ended June 30, 2004, Bellacasa (the Predecessor Company) had net income per share of $0.04.  The 2005-six month loss per share was based on 33,156,984 weighted average common shares. The net income per share for the 2004-six months was based on 8,082,167 weighted average common shares.

Liquidity and Capital Resources

            As of June 30, 2005, we had cash balances of $16,208, which was an increase of $16,178 from March 31, 2005. The increase resulted from our sale of 100,000 shares of our common stock in a private transaction for $20,000.

            Our liabilities, all of which are current liabilities, at June 30, 2005 totaled $102,960. Included in these liabilities is an advance made to us by Mr. Charles LaLoggia, a shareholder of our company, in the amount of $60,500, which includes $10,500 of accrued interest. This debt is due on demand and accrues annual interest of 6%. Also included in total liabilities, as of June 30, 2005, are accounts payable of $42,460.

            In order to continue to test our products and technologies and to continue with clinical trials and to pursue necessary government approvals, we must raise additional capital or borrow the funds needed. There is no assurance that we will be successful in our fundraising efforts.

Ability to Continue as a Going Concern and Plan of Operation

            Our financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses from operations.  Our subsidiary, Aquamer, Inc., which is now our operating company, has had losses since its inception (February 2002) totaling approximately $484,000. Additionally, there is a stockholders' deficit of $52,651 at June 30, 2005. These conditions raise substantial doubt about our ability to continue as a going concern without additional capital contributions.

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

ITEM 3 - CONTROLS AND PROCEDURES

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him. As of June 30, 2005, and the date of this Report, Steven Preiss served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer). There have been no changes in our internal controls over financial reporting which could significantly affect or are reasonably likely to materially affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-QSB.

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
 OTHER INFORMATION

  Item 1 - Legal Proceedings

            None

  Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds

            The following shares of unregistered common stock were issued during the three months ended June 30, 2005:

             In May and June 2005, we issued a total of 100,000 shares of common stock, which are restricted as to transferability, for $20,000 or $0.20 per share, which was representative of the approximate market value at the date of issuance. The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities.

            As of June 30, 2005, we had 37,389,648 shares of common stock outstanding.

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
On April 25, 2005, we reported on Form 8-K, under Item 5.02, that Kevin Davidson resigned from our board of directors and relinquished his stock options.

  SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLACASA PRODUCTIONS, INC.

July 13, 2005	By:	/s/ Steven Preiss

Steven Preiss President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director