Form 10QSB
period 2005-09-30
BELLACASA PRODUCTIONS INC
filed 2005-11-14
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

000-49707

Commission file number

BELLACASA PRODUCTIONS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	58-2412118

(State of incorporation)	(IRS Employer Identification Number)

26 Chestnut St., Suite 2L
Andover, MA 01810

(Address of principal executive office)

1250 Virginia Drive, Suite 1000
Fort Washington, PA 19034

(Former address of principal executive office)

(978) 470-3595 x 105

(Issuer's telephone number)

Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)
Yes [X] No [   ]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Applicable only to corporate issuers
As of November 11, 2005 (the most recent practicable date), there were 38,214,648 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X] Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

BELLACASA PRODUCTIONS, INC. FORM 10-QSB TABLE OF CONTENTS
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
Consolidated Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis and Plan of Operation
Item 3	Controls and Procedures

PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

PART I

   ITEM 1 - FINANCIAL STATEMENTS

BELLACASA PRODUCTIONS, INC. AND SUBSIDIARY (a development stage company) Consolidated Balance Sheet (unaudited)

September 30, 2005
Assets
Current assets:
Cash	$176,892
Prepayments under product supply agreement	90,000

Total current assets	266,892

Property and equipment, net	828
Advances to related party	33,304

$301,024

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$40,885
Accrued expenses payable	13,500
Advances from stockholder	50,000

Total current liabilities	104,385

Long-term liabilities:
Convertible note payable-related party (net of $3,030 original issue discount)	86,970

Stockholders' equity:
Common stock, $.0001 par value
50,000,000 shares, authorized 38,214,648 shares, issued and outstanding	3,822
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	0
Additional paid-in capital	596,094
Deficit accumulated during the development stage	(490,247)

Total stockholders' equity	109,669

$301,024

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

Statements of Operations
		Successor Company Consolidated		Predecessor Company		Successor Company Consolidated	Predecessor Company	Successor Company Consolidated
		Three months ended September 30, 2005 (unaudited)		Three months ended September 30, 2004 (unaudited)		Nine months ended September 30, 2005 (unaudited)	Nine months ended September 30, 2004 (unaudited)	Period from February 4, 2000 (inception) through September 30, 2005 (unaudited)

Revenue		$0		$0		$0	$0	$0

Costs and expenses:
General and administrative		2,471		8,513		31,774	8,513	315,442
Research and development		0		0		0	0	206,121
Depreciation		259		228		777	602	6,073
Interest, net of interest (income)		3,210		750		4,130	2,250	(2,698)

Total costs and expenses		6,210		9,491		36,681	11,365	524,938

(Loss) before other income and income taxes		(6,210)		(9,491)		(36,681)	(11,365)	(524,938)

(Income) from forgiveness of related party debt		0		0		0	(334,560)	(34,691)

(Loss) income before income taxes		(6,210)		(9,491)		(36,681)	323,195	(490,247)
Income taxes		0		0		0	0	0

(Deficit) income accumulated during development stage		$(6,210)		$(9,491)		$(36,681)	$323,195	$(490,247)

Basic and diluted income (loss) per share	$	(NIL )	$	(NIL )	$	(NIL )	$0.04

Weighted average number of shares outstanding		37,488,289		8,134,450		34,600,752	8,082,167

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Cash Flows

	Successor Company (Consolidated)	Predecessor Company	Successor Company (Consolidated)
	Nine Months Ended September 30, 2005 (unaudited)	Nine Months Ended September 30, 2004 (unaudited)	Period from February 4, 2000 (inception) through September 30, 2005 (unaudited)

Cash flows from operating activities:
(Deficit) income accumulated during development stage	$(36,681)	$323,195	$(490,247)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	777	602	6,073
Amortization of discount of note payable - related party	500	0	500
Expenses paid by issuance of common stock	22,500	13	248,002
Gain on settlement of debts - related party	0	(334,560)	0
Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	(90,870)	(10,506)	(89,304)
Increase in accounts payable and accrued expenses	5,600	(8,744)	88,218

Net cash used in operating activities	(98,174)	0	(236,758)

Cash flows from investing activities:
Purchase of equipment	0	0	(6,900)
Investment in company prior to consolidation	0	0	(30,000)

Net cash used in investing activities	0	0	(36,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	185,000	0	219,550
Proceeds from issuance of preferred stock	0	0	175,000
Proceeds from note payable - related party	90,000	0	90,000
Loans to related parties	0	0	(73,500)
Repayment of related party loans	0	0	39,500

Net cash provided by financing activities	275,000	0	450,550

Increase (decrease) in cash	176,826	0	176,892

Cash at beginning of period	66	0	0

Cash at end of period	$176,892	$0	$176,892

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

Notes to Interim Consolidated Financial Statements
September 30, 2005
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

            The September 30, 2005 financial statements contained herein are those of Aquamer carried forward at historical cost and are referred to as the financial statements of the "Successor Company." The results of operations and cash flows for the three months and nine months ended September 30, 2004 are those of Bellacasa Productions, Inc. prior to the acquisition and are referred to as the financial statements of the "Predecessor Company." The consolidated results and operations and cash flows for the three months and nine months ended September 30, 2005 and the consolidated results and operations since the inception date, February 4, 2000, include Aquamer's results of operations and cash flows and are referred to as financial statements of the "Successor Company."

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

            Development stage operations, from inception through September 30, 2005, resulted in net operating losses. Management has determined that it is more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided. Accordingly, no income tax provision or benefit has been recognized in the accompanying financial statements.

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

Note 4 - Prepayments under Product Supply Agreement

            Pursuant to a product supply agreement entered into by Aquamer in October 1999, as amended in March 2002, the Company, in July 2005, prepaid $90,000 for the purchase of hydrogel product, based on poly-N-vinylpyrrolidone, as specified in certain U.S. Patents. The product supply agreement mandates minimum purchases of $50,000 per year. The $90,000 payment satisfied the Company's purchase obligations for 2003 and 2004.

Note 5 - Advances to Related Parties

            The Company is the holder of a note receivable from the Company's director and former president for $29,000, which bears interest at 4% per annum. At June 30, 2005 the total balance outstanding including accrued interest of $4,014 was $33,014. Interest for the three months and nine months ended September 30, 2005 was $290 and $870, respectively.

Note 6 - Advances from Stockholder

            In December 2001, a stockholder advanced $50,000 to the Company, which bears interest at 6% and is due and payable on demand. As of September 30, 2005, interest in the amount of $11,250 has been accrued, including $750 and $2,250 in the three months and nine months ended September 30, 2005, respectively.

Note 7 - Convertible Note Payable - Related Party

            In July, 2005, the Company issued, to a related party, an unsecured convertible note, with warrants attached, in the principal amount of $90,000 for $90,000 cash.  The note proceeds were used for prepayments under a product supply agreement described above in Note 4. The note bears interest at 12% per annum, payable semi-annually and matures on January 15, 2007. The note may be converted into the Company’s common stock, at the holder’s option, at the lesser of $0.10 per share or the average of the two highest bids for the Company’s common stock for the five days prior to conversion. The attached warrants are described below, in Note 8 - Stockholders’ Equity- Warrants.

            Pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27"Application of Issue No. 98-5 to Certain Convertible Instruments", the issuance of the $90,000 Note and detachable warrants resulted in a discount being recorded in the amount of $3,530 from the beneficial conversion feature and relative fair value of the warrants, as determined using an appropriate valuation model, and is being amortized over the term of the $90,000 note. During the three months ended September 30, 2005, the Company amortized $500 of the discount to interest expense. The beneficial conversion feature in the amount of $1,765 was credited to Stockholders’ equity - Additional paid-in capital at the date of issuance of the note payable.

            The note and warrants are restricted as to transferability. The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities. The holder of the note and warrants may include the securities as part of any future registration statement of the Company under "piggy-back" registration rights.

Note 8 - Stockholders' Equity

            Capital Structure

            The Company is authorized by its Articles of Incorporation to issue 50,000,000 shares of common stock with a par value of $0.0001 and 25,000,000 shares of preferred stock. As of September 30, 2005 there were 38,214,648 shares of common stock that were issued and outstanding. There were no preferred shares issued as of that date.

            Stock Issued for Cash

            In May and June 2005, the Company issued a total of 100,000 shares of common stock, which are restricted as to transferability, for $20,000 or $0.20 per share. The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities.

            In September 2005, the Company issued a total of 825,000 shares of common stock, which are restricted as to transferability, for $165,000, or $0.20 per share. The shares were sold as part of a private placement to accredited investors in reliance on Rule 506 promulgated under Section 4(2) of the Securities Act of 1933.

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

           Warrants

            In connection with the issuance of the Convertible Note Payable, described above in Note 7 - Convertible Note Payable  -Related Party, the Company issued, to the purchaser of the note, 18-month warrants to purchase 180,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The expiration date of the warrants is January 15, 2007. The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the warrants. The warrant holder is entitled to certain "piggy-back" registration rights. At the date of issuance, the fair value of the warrants, $1,765, was credited to Stockholders’ equity- Additional paid-in capital.

Note 9 - Stock Option Plan

            In July 1998, the Company adopted the Bellacasa Productions, Inc. 1998 Stock Option Plan (the "Plan").  The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  In February 2005, stock options to purchase 50,000 and 400,000 shares of common stock for a total of 450,000 were granted with an expiration date of February 2010 and an exercise price of $0.15 per share. In April 2005, a director, in connection with his resignation, returned to the Company the stock option for 50,000 shares. As of September 30, 2005 no other stock options had been granted.

Note 10 - Going Concern

            The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of the Successor Company of approximately $490,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Management's plans are to raise additional capital either in the form of common stock or convertible securities and continue research and development and pursue clinical trials to obtain necessary approvals to market its products. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

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

            Partners in Biomaterials Inc. ("Partners") has granted us a worldwide license to all the above technology and related intellectual property for use in our field of business. We seek to obtain regulatory approval and commercialize these products. The Patent License Agreement also provides us the opportunity to obtain rights to any improvements made by Partners, as it relates to products for use in our business. The Patent License Agreement expires on the date of the last-to-expire patent included within the Patent License Agreement, currently May 26, 2012 . We have also entered into a Product Supply Agreement with Partners, whereby Partners will supply us with polymer products in accordance with an agreed upon procedure and established price. We are currently renegotiating both of these agreements but there are no assurances that the negotiations will result in any modifications

            Products in Development

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

            While the market opportunities are attractive, potential investors must be aware additional funds are required to carry out more clinical trials and seek regulatory approvals.

Intellectual Property

            As mentioned above, Partners has granted us a worldwide license to all the above technology and related intellectual property for use in our field of business. The Patent License Agreement also provides us the opportunity to obtain rights to any improvements made by Partners, as it relates to products for use in our business. The Patent License Agreement expires on the date of the last-to-expire patent included within the Patent Rights, currently May 26, 2012. In accordance with the terms of the Patent License Agreement, we are obligated to pay to Partners a five percent (5%) royalty on sales of products incorporating their patents. We have also entered into a Product Supply Agreement with Partners whereby Partners will supply polymer products to us in accordance with an agreed upon procedure and established price. We are currently renegotiating both of these agreements but there are no assurances that the negotiations will result in any modifications.

            The Patent License Agreement may be terminated by either party for material breach or insolvency of the other party. We may also terminate upon thirty (30) days notice to Partners. Partners may terminate if we do not invoice at least a cumulative $5,000,000 for the three (3) year period following the date regulatory approval is granted for marketing or $5,000,000 for any subsequent consecutive three (3) year period. As mentioned elsewhere herein, additional clinical trials are required prior to our seeking regulatory approval.

Product Supply Agreement

            In October 1999, Aquamer entered into a product supply agreement with Partners for the purchase of hydrogel product, based on poly-N-vinylpyrrolidone, as specified in certain U.S. Patents.  This agreement, which was amended in March 2002, mandates that we make minimum purchases of $50,000 per year. In July 2005, we paid $90,000 to satisfy our minimum purchase obligations for 2003 and 2004. The product will be manufactured for us and delivered to us in accordance with our scheduling requirements. The product is to be used for our clinical testing in the fields of dermatology, urology and gastroenterology.

            The Product Supply Agreement expires on December 31, 2006 and may be terminated by either party for material breach or insolvency of the other party. We may also terminate if Partners is unable to produce the product in a facility which complies with ISO/FDA requirements. Partners may terminate for non-payment of invoices for greater than sixty (60) days and can also terminate upon six (6) months notice.

Clinical Trials

            We have received an approved Investigational Device Exemption ("IDE") from the FDA to conduct a pilot clinical trial study of the AquaDerm® product. The study enrolled twenty (20) patients at one site and all patients completed their follow-up per the protocol. No additional patients are expected to be enrolled at this site. Both our company and the principal study investigator concluded that the results of this feasibility study to date demonstrate the device is potentially both safe and efficacious, warranting further study under this IDE in a multi-center trial. As mentioned elsewhere, additional funds will be required to do more clinical trials and seek regulatory approval to market the product.

Employees

            Other than our president, Edwin A. Reilly, who devotes such time as necessary to our operations, we do not have any employees. We may utilize independent contractors and consultants from time to time to assist us with our compliance requirements.

Results of Operations

            The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

            Three Months Ended September 30, 2005 and Three Months Ended September 30, 2004

            Sales - We did not have any sales during the three months ended September 30, 2005. Bellacasa Productions, Inc. and Aquamer, Inc. are both development stage entities, and neither has had revenues since their respective formation dates, July 28, 1998 and February 4, 2000.

            Costs and Expenses - Expenses for the three months ended September 30, 2005 were $6,210 compared to $9,491 for the three months ended September 30, 2004. Expenses for the third fiscal quarter of 2005 consisted of $2,741 of general and administrative expenses, including: $2,300 for accounting and other professional expenses in connection with our reporting requirements; $306 for stock transfer; $135 for other expenses. The remaining expenses consisted of $259 for depreciation; and $3,210 for interest expense. Interest expense included $750 for interest accrued on the $50,000 shareholder advance; $2,750 for interest on the $90,000 convertible note of which $2,250 was accrued and $500 was amortized discount; offset by accrued interest income of $290 on our advance to a related party. Expenses in the 2004-quarter were those of Bellacasa Productions, Inc. (Predecessor Company) and did not include Aquamer's (Successor Company) expenses as a stand-alone entity and consisted of accrued interest of $750 on the $50,000 shareholder advance; depreciation, $228; and professional fees of approximately $8,500.

            Losses and Income - Net loss, before taxes, for the three months ended September 30, 2005 was $6,210. In the three months ended September 30, 2004, Bellacasa (the Predecessor Company) incurred a net loss before taxes of $9,491.

            We have elected not to reduce our net loss by any tax benefit for the quarter ended September 30, 2005.

            Loss per share for the three months ended September 30, 2005 was $NIL. For the three months ended September 30, 2004, Bellacasa (the Predecessor Company) had net loss per share of $NIL.  The 2005-third quarter loss per share was based on 37,488,289 weighted average common shares. The net loss per share for the 2004-third quarter was based on 8,134,450 weighted average common shares.

Nine Months Ended September 30, 2005, Nine Months Ended September 30, 2004, and from Inception, February 4, 2000 through September 30, 2005

            Sales - We did not have any sales during the nine months ended September 30, 2005. Bellacasa Productions, Inc. and Aquamer, Inc. are both development stage entities, and neither has had revenues since their respective formation dates, July 28, 1998 and February 4, 2000.

            Costs and Expenses - Expenses for the nine months ended September 30, 2005 were $36,681 compared to $11,365 for the nine months ended September 30, 2004. Expenses for the first nine months of 2005 consisted of $31,774 general and administrative expenses; $777 for depreciation; and $4,130 for interest expense. Included in the general and administrative expenses for the nine months ended September 30, 2005 was $22,500 for consulting and professional services, which were paid for with shares of our stock, in lieu of cash. Interest expense included $2,250 for interest accrued on the $50,000 shareholder advance; $2,750 for interest on the $90,000 convertible note of which $2,250 was accrued and $500 was amortized discount; offset by accrued interest income of $870 on our advance to a related party.  Expenses in the 2004-nine months were those of Bellacasa Productions, Inc. (Predecessor Company) and did not include Aquamer's (Successor Company) expenses as a stand-alone entity and consisted of; professional fees of approximately $8,500; depreciation, $602; and accrued interest of $2,250 on the $50,000 shareholder advance.

            Costs and expenses were $524,938, as a development stage enterprise since inception. These costs and expenses consisted of Aquamer's costs and expenses from its inception, February 4, 2000 up until its acquisition by Bellacasa on January 26, 2005 and then on a consolidated basis through September 30, 2005.

            Losses and Income - Net loss, before taxes, for the nine months ended September 30, 2005 was $36,681, which consisted of Aquamer's (the Successor Company) expenses from January 1, 2005 to January 25, 2005 and consolidated expenses from January 26, 2005 (the acquisition date) through September 30, 2005.  During the nine-month period ended September 30, 2004, the former president of Bellacasa (the Predecessor Company) agreed to forgive certain debts owed by Bellacasa (the Predecessor Company) in the amount of $334,560, which resulted in net income before taxes for the nine months of $323,195. Our losses since inception, which are the losses of Aquamer (the Successor Company), total $490,247.

            We have elected not to reduce our net loss by any tax benefit for the nine months ended September 30, 2005 or since inception.

            Loss per share for the nine months ended September 30, 2005 was $NIL. For the nine months ended September 30, 2004, Bellacasa (the Predecessor Company) had net income per share of $0.04.  The 2005-nine month loss per share was based on 34,600,752 weighted average common shares. The net income per share for the 2004-nine months was based on 8,082,167 weighted average common shares.

Liquidity and Capital Resources

            As of September 30, 2005, we had cash balances of $176,892, for an increase of $176,826 from December 31, 2004 and an increase of $160,684 from June 30, 2005. The increase in the quarter ended September 30, 2005 resulted from our sale of 825,000 shares of our common stock, as part of a private placement to accredited investors, for $165,000. The proceeds from the issuance of these shares will be used to continue the process of seeking FDA approval and general working capital.

            Our current liabilities, at September 30, 2005, totaled $104,385. Included in these liabilities is an advance made to us by Mr. Charles LaLoggia, a shareholder of our company, in the amount of $50,000 plus $11,250 of accrued interest for a balance of $61,250. This debt is due on demand and accrues annual interest of 6%. Also included in total liabilities, as of September 30, 2005, are accounts payable of $40,885; and accrued interest of $2,250 on the convertible note payable.

            In July 2005, we issued to an existing stockholder, a $90,000 convertible note with attached warrants. The note matures on January 15, 2007 and bears interest at 12% per annum, payable semi-annually.  The note is convertible, at the holder’s option, into our common stock at the lesser of $0.10 per share or the average of the two highest market-maker bids five days prior to the date of conversion. We carry the note on our balance sheet at $86,970, which represents the principal balance of $90,000, net of unamortized discount resulting from the beneficial conversion feature and the value of the warrants.

            The proceeds of the convertible note were used to satisfy our 2003 and 2004 commitment under a purchase supply agreement. We have paid $90,000 for product to be used in clinical testing which will be manufactured for us and delivered to us in accordance with our supply needs.

            In order to continue to test our products and technologies and to continue with clinical trials and to pursue necessary government approvals, we must continue to raise additional capital or borrow the funds needed. There is no assurance that we will be successful in our fundraising efforts.

Ability to Continue as a Going Concern and Plan of Operation

            Our financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses from operations.  Our subsidiary, Aquamer, Inc., now our operating company, has had losses since its inception (February 2002) totaling approximately $490,000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

            In order to meet our cash needs for the next 12 months, we will be required to borrow funds or sell our securities in private offerings for continued clinical trials and seeking regulatory approval to market our products. If we are unable to raise sufficient funds, we may be unable to pursue our business plan. There is no assurance we will be able to raise the funds we require.

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

ITEM 3 - CONTROLS AND PROCEDURES

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him. As of September 30, 2005, and the date of this Report, Edwin A. Reilly served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer). There have been no changes in our internal controls over financial reporting which could significantly affect or are reasonably likely to materially affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-QSB.

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

   PART II

OTHER INFORMATION

Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds

            Common Stock

            In September 2005, as part of a private placement of up to $500,000, we issued a total of 825,000 shares of common stock, which are restricted as to transferability, for $165,000 or $0.20 per share.  The private placement of the shares of common stock was made and sold only to accredited investors in reliance on Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The shares have not been registered under the Act or under any state securities laws and may not be offered or sold absent registration with the SEC or an applicable exemption from the registration requirements. We intend to use the proceeds of the private placement to continue to execute our product development strategy for AquaGen®, AquaFlux®, and AquaDerm® products and to continue the process of seeking FDA approval and for general working capital.

            Convertible Note

            During the three months ended September 30, 2005, we also issued a $90,000 unsecured convertible note, with attached warrants, to Patricia Jenkins, an existing stockholder and related party. The note, dated July 15, 2005, was issued for $90,000 cash which we used for payments under a product supply agreement.

            The note bears interest at 12% per annum, payable semi-annually, and matures on January 15, 2007. The note may be converted into the our common stock, at the holder’s option, at the lesser of $0.10 per share or the average of the two highest bids for our common stock for the five days prior to conversion.

            Warrants

            In connection with the issuance of the convertible note payable, described above, we issued, to the purchaser of the note, 18-month warrants to purchase 180,000 shares of our common stock at an exercise price of $0.10 per share. The expiration date of the warrants is January 15, 2007.

            The convertible note and warrants are restricted as to transferability. We relied upon the exemption from registration under Section 4(2) of the Act in connection with the issuance of the securities. The holder of the note and warrants may include the securities as part of any future registration statement of the Company under "piggy-back" registration rights.

            As of September 30, 2005, we had 38,214,648 shares of common stock outstanding.

Item 5 - Other Information

            On September 20, 2005, our Board of Directors appointed Mr. Edwin A. Reilly to the positions of Chairman of the Board, Chief Executive Officer and President, effective September 20, 2005. Mr. Reilly will work with current Director and Co-Founder, Mr. Steven Preiss, to execute our long-term strategy and near-term product development.

           On September 30, 2005, we moved our executive offices to 26 Chestnut Street, Suite 2L, Andover, Massachusetts 01810.

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

On September 26, 2005, we reported on Form 8-K, under Item 3.02, that we issued 825,000 unregistered shares of our common stock for $165,000 as part of a private placement; and under Item 5.02, that Edwin A. Reilly was appointed Chairman of the Board, President and Chief Executive Officer.

   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLACASA PRODUCTIONS, INC.

November 14, 2005	By:	/s/ Edwin A. Reilly

Edwin A. Reilly
President and Chief Executive Officer
(Principal Executive Officer) and
Acting Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer) and
Chairman of the Board of Directors