Form 10KSB
period 2005-12-31
BELLACASA PRODUCTIONS INC
filed 2006-03-31
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2005
or
[  ]      Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

000-49707

Commission file number

BELLACASA PRODUCTIONS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	58-2412118

(State of incorporation)	(IRS Employer Identification Number)

237 Cedar Hill Street, Suite 4 Marlborough, MA 01752

(Address of principal executive office)

26 Chestnut St., Suite 2L
Andover, MA 01810

(Former address of principal executive office)

(508) 597-6330

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

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

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Bellacasa Productions, Inc. did not have any revenue for the year ended December 31, 2005.

As of March 29, 2006, the market value of Bellacasa Productions, Inc. common stock held by non-affiliates was $5,603,340.

As of March 29, 2006, the number of shares outstanding of Bellacasa Productions, Inc. common stock was 39,379,648.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Bellacasa Productions, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

SIGNATURES
EXHIBITS

PART I

Item 1 - Description of Business

General

            Bellacasa Productions, Inc. ("we," "us," "our," the "Company", the "Registrant" or "Bellacasa"), a Nevada corporation, was formed in 1998 to operate as a motion picture studio. We planned to acquire, produce and market motion pictures for distribution to movie theaters and ancillary markets. We were unsuccessful in raising capital to pursue our business plan.

            On November 15, 2004, we entered into a Stock Purchase Agreement to acquire all of the issued and outstanding stock of Aquamer, Inc. ("Aquamer"), a development stage medical technology corporation organized under the laws of Delaware, in exchange for shares of our common stock. The agreement was amended on January 26, 2005, at which time the transaction was consummated.

            The acquisition was structured as a reverse takeover, whereby former shareholders of Aquamer obtained voting control over Bellacasa upon issuance of 28,504,148 shares of Bellacasa common stock, which represented approximately 78% of the total shares outstanding.  As a result, Aquamer became our wholly owned subsidiary.

Description of Aquamer

            Aquamer, Inc. was incorporated in Delaware on February 4, 2000 and was acquired by Bellacasa Productions, Inc. on January 26, 2005.   We are now solely a medical device company focused on the development and commercialization of three injectable biocompatible products.  The products we are developing consist of a water-based polymer technology utilized as a tissue-bulking agent in the fields of dermatology (AquaDerm), urology/gynecology (AquaGen), and gastroenterology (AquaFlux).  Although we are a development stage company, our products are based on the results of several years of research and development, whereby we are now in the stage of preparing for, and executing on, clinical evaluation milestones.

            AquaDerm has received an Investigational Device Exemption ("IDE") from the U.S. Food and Drug Administration ("FDA") and is undergoing pilot clinical evaluation. This product is being developed for the potential treatment of deep wrinkles, facial scars and various cosmetic plastic surgery procedures such as lip augmentation. AquaGen has been designed for use as a bulking agent in minimally invasive treatment of stress urinary incontinence, the most common form of urinary incontinence.  AquaFlux is being developed as a bulking agent in the minimally invasive treatment of chronic heartburn or gastroesophogeal reflux disease ("GERD").

Business Overview

          Bellacasa Productions, Inc., through our wholly owned subsidiary, Aquamer, Inc., is a clinical development stage company with a platform technology that builds on over ten years of scientific effort.  We intend our water-based injectable products to be utilized as a bulking agent in the respective fields of use. We believe that our products will have competitive advantages pertaining to increased maintenance of efficacy or tissue "bulking," safety, ease of injection and non-cumbersome operational management issues associated with shipping and storage.  Inherent in our technology is its biocompatibility, non-immunogenicity and lack of migration/absorption.  We seek to become a leading provider of minimally invasive injectable modalities for dermatology, urology and gastroenterology.

Technology

            The bulking agent that comprises our products involves the use of a polymeric component from the poly-n-vinyl pyrrolidinone (PVP) family, which is recognized for its biocompatibility and extensive clinical use in other Class III (permanent implantable) medical devices.  PVP is a non-toxic, non-metabolized hydrogel that has been approved for use as a plasma volume expander, a plasma detoxifying agent, an orally-ingested diagnostic aid (complex of PVP and iodine), a component of soft contact lenses, a variety of dental applications, a filler for a permanent implantable urological device and as an excipient in the manufacturing of tablets containing a variety of drugs.  The dose of PVP used in our products is minimal; approximately 95% of the injected volume is water contained in the polymer matrix.

           The bulking agent is created under two patents owned by Partners in Biomaterials Inc. ("Partners"), an independent third party based in California.  Partners has granted us a worldwide perpetual license to the patents related to creation of the bulking agent and related intellectual property for use in our field of business. The patents expire on May 26, 2009 and July 10, 2010.  We seek to obtain regulatory approval and commercialize these products. The Patent License Agreement also provides us the opportunity to obtain rights to any improvements made by Partners, as it relates to products for use in our business.  We have also entered into a Product Supply Agreement with Partners, whereby Partners will supply us with polymer products in accordance with an agreed upon procedure and established price.

Products in Development

            We are developing the following products designed for use in dermatology, urology, and gastroenterology:

            Dermatology

            AquaDerm is targeted at the long-term corrective effects of skin treatment.  AquaDerm addresses conditions of tissue atrophy due to aging, facial wrinkles and depressed scars, as well as soft tissue defects resulting from surgery and inflammatory skin diseases.  PVP has infinite molecular weight as a base polymer matrix, which impedes absorption and migration of polymer substrate into the surrounding tissue, thus lengthening the cosmetic effect. Most other injectable materials are suspensions (leading to the absorption of suspension media and migration of suspended particles) or biological in nature (such as Collagen, which the body digests). Our product will be injected into the affected areas and filled to the appropriate point, making the defect flush with the surrounding tissue, or in the case of lip augmentation "plumped" to the desired size. Most products in the facial aesthetics/dermatology market today have the common drawback of migration/absorption.  Animal trials and initial human clinical trials indicate longer-term maintenance of results for AquaDerm.

            Urology

            AquaGen has been developed for use as a bulking agent in the minimally invasive treatment of stress urinary incontinence ("SUI"), the most common form of urinary incontinence. AquaGen is injected into the urethra/bladder junction (urinary sphincter muscle), reinforcing the muscle tissues around the bladder neck, the "bulking" of the closure mechanism that prevents accidental urine leakage.

            SUI relates to the accidental or unintentional leakage of urine. It afflicts, worldwide, more than 25 million people, 85% of whom are female.  Incontinence is a significant health issue, with millions experiencing complications related to incontinence at some point in their lives.  More than half of all women will suffer from SUI during their lifetime. The "stress" in stress urinary incontinence is not associated with mental or emotional stress, but rather with increases in physical stress or pressures exerted on the body. One cause of stress incontinence is a condition called Intrinsic Sphincter Deficiency or ISD. This condition is present when the urinary sphincter (the muscle surrounding the urethra that controls urine flow) is not strong enough to close the bladder neck. This open bladder neck allows urine to leak out whenever there is an increase in intra-abdominal pressure.

            Gastroenterology

            AquaFlux has been designed for use as a bulking agent in the minimally invasive treatment of chronic heartburn or gastroesophageal reflux disease ("GERD"). AquaFlux is utilized as a bulking agent to strengthen and build the sphincter muscle at the base of the esophagus through a minimally invasive procedure, reinforcing and augmenting the closure mechanism that prevents reflux or gastric heartburn.

            GERD is a condition whereby gastric contents from the stomach rise into the esophagus, known as reflux. In a normal stomach, the sphincter at the bottom of the esophagus (lower esophageal sphincter, or LES) opens to let food pass into the stomach and then closes to prevent the gastric contents in the stomach from rising into the esophagus. When a patient suffers from GERD, the lower esophageal sphincter relaxes at random times, allowing gastric contents from the stomach to reflux into the esophagus.  Afflicting 7% to 10% of the U.S. adult population, GERD is different from regular heartburn in that it can have serious health consequences beyond the persistent burning pain of heartburn. It can lead to more serious medical problems such as difficulty swallowing (dysphagia), painful swallowing (odynophagia), narrowing of the esophagus (strictures), and Barrett's esophagus, believed to be a premalignant lesion. Chronic hoarseness or laryngitis, respiratory problems (e.g., coughing, wheezing, asthma, recurrent pneumonia), and non-cardiac chest pain are sometimes associated with GERD. GERD patients may need to sleep sitting up or avoid bending over to prevent fluids from coming up from the stomach.

Market Opportunity

            The market for aesthetic facial products has expanded at an estimated annual rate in excess of 35% since 2000. The range of products encompasses invasive and non-invasive treatment modalities to remedy aging and defective soft tissues of the face.  Products such as Botox® and Collagen (Zyderm® and Zyplast®) are currently  "the gold standards" used by plastic surgeons and dermatologists in an office environment and now even by consumers under medical guidance (Botox® injections can be administered within a patient's home).  As the average age of the population increases, interest in skin rejuvenation and correction has increased.  More than 8.3 million surgical and non-surgical cosmetic procedures were performed in 2003, including rhytidectomy (facelift), liposuction, laser resurfacing, chemical peeling and soft tissue augmentation (American Society for Aesthetic Plastic Surgery). In addition, more than one million patients undergo surgery each year for skin cancer in the United States alone. Many of these lesions are resected from the face and necessitate reconstruction. As a result of the number of patients affected, there is great interest in filling substances for the skin for both cosmetic and reconstructive purposes.

            Urinary incontinence afflicts more than 25 million people worldwide, 85 percent of whom are female.  The condition may have negative emotional, social and hygienic consequences. The Agency for Health Policy and Research (AHCPR), a division of the Public Health Service, U.S. Department of Health and Human Services, estimates that urinary incontinence affects approximately 13 million people in the United States, of which 85% or 11 million are women. The same agency estimates the total cost (utilizing all management and curative approaches) of treating incontinence of all types in the United States as $15 billion.  Urethral bulking agents ("UBA") are currently recommended by AHCPR as first-line treatment for woman with ISD who do not have coexisting urethral hypermobility. Male patients can also benefit from a urethral bulking agent procedure, which is recommended as a first-line surgical treatment for men with ISD, according to the Agency for Health Policy and Research. According to the American College of Surgeons, there are approximately 400,000 prostate surgeries performed each year in the United States, and up to 20% of these men develop incontinence following the procedure. Additionally, urinary incontinence can result in a substantial decrease in a person's quality of life, and it is often the main reason a family may move an elderly relative into nursing home care.  We expect the incidence of urinary incontinence will rise as the percentage of elderly people continues to increase.  The Agency for Healthcare Research and Quality ("AHRQ") reported that vesicoureteral reflux (VUR) is primarily a pediatric concern, with a prevalence estimated to be as high as 3% of the U.S. pediatric population. Approximately 15,000 surgical procedures are performed per year to address this VUR issue. Patients with VUR grades 1 through 4 in this population are candidates for minimally invasive surgery using a bulking agent. Globally, the use of a bulking agent to correct the VUR condition can reduce patient costs related to continued use of antibiotics for treatment of chronic urinary tract infections, which can lead to more serious related complications.

            There is a large market for the treatment of chronic heartburn or gastroesophogeal reflux disorder.  More than 60 million Americans suffer from heartburn symptoms at least once a month.  Roughly 25 million or 4% to 7% of Americans, suffer from reflux on a daily basis.  PPIs or Proton Pump Inhibitors are the current standard in treatment.

            While the market opportunities are attractive, potential investors must be aware additional funds will be required to carry out more clinical trials and seek regulatory approvals.

Intellectual Property

            As mentioned above, Partners has granted us a worldwide perpetual license to all relevant technology and related intellectual property for use in our field of business.

Patent License Agreement

            The Patent License Agreement also provides us the opportunity to obtain rights to any improvements made by Partners, as it relates to products for use in our business. In accordance with the terms of the Patent License Agreement, we are obligated to pay to Partners a 5% royalty on sales of products incorporating their patents.  The Patent License Agreement may be terminated by either party for material breach or insolvency of the other party. We may also terminate upon 30 days notice to Partners. Partners may terminate if we do not invoice at least a cumulative $5 million for the three year period following the date regulatory approval is granted from the FDA for marketing or $5 million for any subsequent consecutive three year period. As mentioned elsewhere herein, additional clinical trials are required prior to our seeking regulatory approval.

Product Supply Agreement

           We have also entered into a Product Supply Agreement with Partners whereby Partners will supply polymer products to us in accordance with an agreed upon procedure and established price.  In October 1999, Aquamer entered into a product supply agreement with Partners for the purchase of its hydrogel product, based on poly-N-vinylpyrrolidone, as specified in certain U.S. Patents.  This agreement, which was amended in March 2002, May 2002 and October 2005, mandates we make minimum purchases of $50,000 per year. In July 2005, we paid $90,000 to satisfy our minimum purchase obligations for 2003 and 2004 and in December 2005, we paid $20,000 and were billed $30,000, which we paid in January 2006, to satisfy our obligations for 2005. Product will be manufactured for us and delivered to us in accordance with our scheduling requirements. The product is initially to be used for our clinical testing in the fields of dermatology, urology and gastroenterology.

            Effective March 31, 2006, Aquamer and Partners agreed to an Amended and Restated Supply Agreement that has a term of 25 years unless Aquamer does not receive FDA approval by March 2010. The agreement may be terminated by either party for material breach or insolvency of the other party. We may also terminate if Partners is unable to produce the product in a facility which complies with ISO/FDA requirements. Partners may terminate for non-payment of invoices for greater than 60 days and can also terminate upon 12 months notice. Aquamer has the right to purchase the manufacturing process and the rights to manufacture, if Partners terminates the agreement.

Clinical Trials

            We have received an approved Investigational Device Exemption ("IDE") from the FDA to conduct a pilot clinical trial study of the AquaDerm product. The study enrolled 20 patients at one site and all patients completed their follow-up per the protocol. No additional patients are expected to be enrolled at this site. Both our company and the principal study investigator concluded that the results of this feasibility study to date demonstrate the device is potentially both safe and efficacious, warranting further study under this IDE in a multi-center trial. As mentioned elsewhere, additional funds will be required to do more clinical trials and seek regulatory approval to market the product.

Government Regulation

            The potential production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad.   Delays in or rejection of FDA or other government entity approval of our products may also adversely affect our business.  AquaDerm has received an Investigational Device Exemption ("IDE") from the U.S. Food and Drug Administration ("FDA") and is undergoing pilot clinical evaluation.

            Periodically, legislative or regulatory proposals are introduced that could alter the review and approval process relating to medical devices. It is possible that the FDA will issue additional regulations further restricting the sale of our present or proposed products. Any change in legislation or regulations that govern the review and approval process relating to our current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market, and distribute existing products.

            If national healthcare reforms, or other legislation or regulations are passed that impose limits on the number or type of allowable medical products or restrict a physician's ability to select specific products used in patient procedures, such changes could have a material adverse effect on the demand for our products.

Research and Development

            We spent no money on research and development activities for the fiscal years ended December 31, 2005 and December 31, 2004.

Employees

            Other than our president, Edwin Reilly, who devotes such time as necessary to our operations, we do not have any employees. We may utilize independent contractors and consultants from time to time to assist us with our compliance requirements.

RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals, including those described below. The risks described below are not the only ones we will face. Additional risks not presently known to us or that we currently deem immaterial may also impair our financial performance and business operations. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. Before making any investment decision, you should also review and consider the other information set forth in this Annual Report on Form 10-KSB and the exhibits thereto.

IF WE ARE UNABLE TO RAISE INVESTMENT CAPITAL, WE HOLD SIGNIFICANT RISKS AS A GOING CONCERN.  WE REQUIRE THE INFUSION OF INVESTMENT CAPITAL TO SUSTAIN PLANNED GROWTH AND CONTINUE IN THE REGULATORY APPROVAL PROCESS.

            Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. If we do not raise adequate funds, we will be required to significantly curtail or cease our operations, and may have to sell or license out significant portions of our technology or potential products.  Failure to raise enough capital to continue clinical trials can be expected to have a material adverse effect on our future business prospects.

IF WE SUFFER NEGATIVE PUBLICITY CONCERNING THE SAFETY OF OUR PRODUCTS, OUR CLINICAL TRIALS MAY BE HARMED AND WE MAY BE FORCED TO WITHDRAW PRODUCTS FROM CURRENT TRIALS UNDERWAY.

            Physicians and potential patients may have a number of concerns about the safety of our products or the products of our competitors.  Negative publicity about related products and medical procedures could materially reduce market acceptance of our products and may reduce our overall potential market.  Risks associated with negative publicity directed towards facial injections in general may create a significant risk to our business objectives.  In addition, significant negative publicity once our products are on the market could result in an increased number of product liability claims, whether or not these claims have a basis in fact.

IF CHANGES IN THE ECONOMY AND CONSUMER SPENDING REDUCE CONSUMER DEMAND FOR OUR TYPE OF PRODUCTS, OUR POTENTIAL SALES AND PROFITABILITY WILL SUFFER.

            Facial implants and injections and other facial aesthetics procedures are elective procedures not typically covered by insurance.  Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for cosmetic surgery.  This shift could have an adverse effect on our potential sales and profitability.

IF WE FAIL TO ESTABLISH AND MANAGE STRATEGIC PARTNERSHIPS, WE MAY BE PREVENTED FROM DEVELOPING POTENTIAL PRODUCTS OR THE TIME FOR COMMERCIALIZING POTENTIAL PRODUCTS MAY BE INCREASED.

            We may need to enter into strategic relationships with appropriate marketing and distribution organizations.  We may not be able to establish strategic partnerships or other arrangements, or, if available, they may not be on terms and conditions favorable to us.  Termination of arrangements that we are able to enter into could seriously harm our business and financial condition.  Furthermore, our strategy may lead to multiple alliances regarding different product opportunities that are active at the same time. We may not be able to successfully manage multiple arrangements in various stages of development.

WE MAY NOT BE ABLE TO PRODUCE COMMERCIALLY ACCEPTABLE PRODUCTS BECAUSE OUR TECHNOLOGY IS UNPROVEN. IF WE CANNOT PROVE OUR TECHNOLOGY, WE WILL NOT SUCCEED IN COMMERCIALIZING OUR PRODUCTS.

            Our products are commercially unproven. The process of developing products and achieving regulatory approvals is time consuming and prone to delays.  The products we are currently pursuing will require substantial further development, testing and regulatory approvals. Our research and development activities may not be successful and as such, we may not be able to produce commercially acceptable products.

IF WE ARE UNABLE TO DEVELOP AND MARKET NEW PRODUCTS, OUR FUTURE BUSINESS PROSPECTS CAN BE EXPECTED TO MATERIALLY DIMINISH.

            Even if we ultimately receive FDA approval to commercialize our products, our industry is highly competitive and is subject to significant and rapid technological change.  We believe that our ability to respond quickly to consumer needs or advances in medical technologies, without compromising product quality, is crucial to our success. We are continually engaged in product development and improvement programs to bolster our competitive position.  We cannot, however, guarantee that we will be successful in enhancing existing products or developing new products or technologies that will timely achieve regulatory approval or receive market acceptance.

            There is also a risk that our products may not gain market acceptance among physicians, patients, and the medical community in general. The degree of market acceptance of any medical device or other product that we develop will depend on a number of factors, including demonstrated clinical efficacy and safety, cost-effectiveness, potential advantages over alternative products, and our marketing and distribution capabilities. Physicians will not recommend our products until clinical data and other factors demonstrate their safety and efficacy compared to competing products.  Even if the clinical safety and efficacy of our products is established, physicians still may elect not to recommend using them for any number of other reasons, including the particular needs of an individual patient.

            Our products compete with a number of other products manufactured by major medical device companies, and may also compete with new products currently under development by others. If our products do not achieve significant market acceptance, our potential revenue stream may not grow as significantly as expected.

IF CLINICAL TRIALS FOR OUR PRODUCTS ARE UNSUCCESSFUL OR DELAYED, WE WILL BE UNABLE TO MEET OUR ANTICIPATED DEVELOPMENT AND COMMERCIALIZATION TIMELINES.

            Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through pre-clinical testing and clinical trials that our products are safe and effective for human use. Conducting clinical trials is a lengthy, time-consuming, and expensive process.

            Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including the following:

            ·  Lack of efficacy during the clinical trials;
            ·  Unforeseen safety issues;
            ·  Slower-than-expected patient recruitment; and
            ·  Government or regulatory delays.

            The results from pre-clinical testing and early clinical trials often are not predictive of results obtained in later clinical trials. A number of new products have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit, or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including perceived defects in the design of the clinical trials and changes in regulatory policy during the period of product development. Any delays in, or termination of, our clinical trials will materially and adversely affect our development and commercialization timelines, which would cause our stock price to decline.

            We may be subject to product liability claims as a result of the use of our products.

            We may face product liability claims with respect to our technology or products either directly or through our strategic partners.  We may also be exposed to potential product liability risks whenever human clinical testing is performed or upon the use of any commercially marketed medical product.  If plaintiffs succeed in their claims against us, if any, and if the coverage under our insurance policies is insufficient, our business prospects and results of operations can be expected to be seriously harmed.

IF OUR INTELLECTUAL PROPERTY RIGHTS DO NOT ADEQUATELY PROTECT OUR PRODUCTS OR PRODUCTS OR TECHNOLOGIES WE LICENSE, OTHERS COULD COMPETE AGAINST US MORE DIRECTLY, WHICH WOULD HURT OUR PROFITABILITY.

            Our success depends in part on our and our partners' ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks, and other intellectual property rights.  Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we hold or license from other patent holders may not provide adequate protection against competitors. In addition, our pending and future patent applications may fail to result in patents being issued. Also, those patents that are issued may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

            In addition to patents and trademarks, we rely on trade secrets and proprietary knowledge. We seek protection of these rights, in part, through confidentiality and proprietary information agreements. These agreements may not provide sufficient protection or adequate remedies for violation of our rights in the event of unauthorized use or disclosure of confidential and proprietary information. Failure to protect our proprietary rights could seriously impair our competitive position.

            Our commercial success also depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. However, regardless of our intent, our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face litigation and may be prevented from pursuing product development or commercialization.

WE ARE SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION, WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

            The potential production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad.  All of the injectable biotechnology medical devices we develop must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it more difficult, more time-consuming and more costly to bring our products to market, and we cannot guarantee that any of our products will be approved. The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling and record keeping. If we do not comply with applicable regulatory requirements, violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution.

            Delays in or rejection of FDA or other government entity approval of our products may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the United States and abroad. In the United States, there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses. In Europe, there is a risk that we may not be successful in meeting the European quality standards or other certification requirements. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which a previously approved product may be labeled and promoted. It is possible, for example, that we may not receive FDA approval to market already approved products for broader or different applications or to market updated products that represent extensions of our basic technology. In addition, we may not receive FDA export approval to export our products in the future, and countries to which products are to be exported may not approve them for import.

            Our manufacturing facilities also are subject to continual review and inspection. The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized more strictly. A governmental authority may challenge our compliance with applicable federal, state and foreign regulations. In addition, any discovery of previously unknown problems with one of our products or facilities may result in restrictions on the product or the facility, including withdrawal of the product from the market or other enforcement actions.

            Periodically, legislative or regulatory proposals are introduced that could alter the review and approval process relating to medical devices. It is possible that the FDA will issue additional regulations further restricting the sale of our present or proposed products. Any change in legislation or regulations that govern the review and approval process relating to our current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market, and distribute existing products.

HEALTHCARE REFORM LEGISLATION COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

            If national healthcare reforms, or other legislation or regulations are passed that impose limits on the number or type of allowable medical products or restrict a physician's ability to select specific products used in patient procedures, such changes could have a material adverse effect on the demand for our products. In the United States, there have been, and we expect that there will continue to be, a number of federal and state legislative and regulatory proposals to implement greater governmental control over the healthcare industry. These proposals create uncertainty as to the future of our industry and may have a material adverse effect on our ability to raise capital or to form collaborations. In a number of foreign markets, the pricing and profitability of healthcare products are subject to governmental influence or control. In addition, legislation or regulations that impose restrictions on the price that may be charged for healthcare products or medical devices may adversely affect our sales and profitability.

            The biomedical and surgical repair industry involves intense competition and rapid technological changes.

            Our competitors include major pharmaceutical, surgical product, chemical and specialized biopolymer companies, many of which have financial, technical, research and development and marketing resources significantly greater than ours.  Our technology competes for corporate development and marketing partnership opportunities with numerous other biotechnology companies, research institutes, academic institutions and established pharmaceutical companies.  We also face competition from academic institutions and other public and private research organizations which are conducting research and seeking patent protection, and may commercialize products on their own or through joint ventures.  Our competitors may succeed in developing products based on our technology or other technologies that are more effective than the ones being developed by us, or which would render our technology and products obsolete and non-competitive, which may harm our business.

WE WILL LOSE POTENTIAL REVENUES IF OUR STRATEGIC PARTNERS CANNOT MANUFACTURE PRODUCTS ON A COMMERCIAL SCALE.

            To date, we have required only a limited supply of products for internal and initial human clinical testing.  We will need to demonstrate adequate manufacturing facilities to obtain manufacturing approvals from the FDA for the development and commercialization of our products.  Our strategic partners we rely on for manufacture of the products may not be able to adequately develop, fund, implement and manage a manufacturing facility.  We may also need to evaluate alternative methods to produce commercial quantities of our products.  We may not be able to successfully assess the ability of other production methods or establish manufacturing arrangements to meet our commercial objectives.

OUR BUSINESS MAY BE HARMED IF WE ARE NOT ABLE TO RETAIN KEY EMPLOYEES.

            Our success will depend largely upon the efforts of our executive officers and directors.  The loss of the services of any one of these individuals can be expected to seriously harm our business opportunities and prospects.  Our success also depends on the recruitment and retention of additional qualified management and scientific personnel.  We may not be able to attract and retain required personnel on acceptable terms, if at all.  We do not maintain "key-man" or similar life insurance policies with respect to these persons to compensate us in the event of their deaths, which may harm our business.

Item 2 - Description of Property

            Our offices are located at 237 Cedar Hill Street, Suite 4, Marlborough, Massachusetts 01752, which space is provided to us without charge by Ortho Supply Management, Inc. ("OSMI").  An investor in OSMI, Patricia Jenkins, is a beneficial owner of 16.4% of our common stock.  We have an oral agreement with OSMI to sublet space without charge until we receive funding, at which time we intend to enter into a written sublease arrangement with OSMI.  The facilities are adequate for our current operations.

Item 3 - Legal Proceedings

            The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the fiscal year covered by this report.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

            The Company is authorized by its Articles of Incorporation to issue an aggregate of 75,000,000 shares of capital stock, comprised of 50,000,000 shares of common stock, par value $0.0001 per share (the "Common Stock") and 25,000,000 shares of preferred stock, par value $0.0001 per share (the "Preferred Stock"). As of March 29, 2006, 39,379,648 shares of Common Stock were issued and outstanding, and we had 113 holders of record of the Common Stock.  None of our Preferred Stock has been issued.

            The Common Stock was not listed or quoted until February 13, 2006, at which time we received notification from the National Association of Securities Dealers, Inc. (NASD) that the Common Stock had been approved for quotation on the NASD's Over the Counter Bulletin Board under the trading symbol "BCSP."

Item 6 - Management's Discussion and Analysis or Plan of Operation

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

Year ended December 31, 2005 for Bellacasa including its wholly owned subsidiary, Aquamer,("Successor Company") from the date of acquisition January 26, 2005 and year ended December 31, 2004 for Bellacasa ("Predecessor Company")and since Successor Company's  inception , February 4,2000, through December 31, 2005:

            Sales - We did not have any sales during the year ended December 31, 2005. Bellacasa and Aquamer are both development stage entities, and neither has had revenues since their respective formation dates, July 28, 1998 and February 4, 2000.

            Costs and Expenses - Total expenses for the year ended December 31, 2005 were $121,716, compared to $21,621 in the year ended December 31, 2004. Our expenses in 2005 were general and administrative expenses - $112,790 that included professional fees for consulting, legal, accounting and digital document services totaling approximately $106,000 and the balance of approximately $7,000 for travel and meetings and transfer agency expenses; depreciation expense - $1,036; and interest expense – $7,890. Of the $106,000 professional fees, $22,500 was paid with our stock, in lieu of cash, and $25,765 was the deemed value of stock options and warrants issued for consulting services. Interest expense of $7,890 included $3,000 for interest accrued on the $50,000 shareholder advance; $6,050 for interest on the $90,000 convertible note of which $4,950 was accrued and $1,100 was amortized discount; offset by accrued interest income of $1,160 on our advance to a related party.

            Expenses for the year ended December 31, 2004 were $21,621, of which $18,019 were general and administrative expenses consisting of professional fees that included consulting, legal, accounting and digital document services; $3,000 was interest on stockholder's advance; and $602 was depreciation expense.

            Costs and expenses since inception, as a development stage enterprise, were $609,973. These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000, up until its acquisition by Bellacasa on January 26, 2005 and then on a consolidated basis through December 31, 2005.

            Gain on Debt Restructuring – We did not have gain on debt restructuring in 2005. In 2004, we (Bellacasa prior to combining with Aquamer) transferred our interests in two screenplays in exchange for the waiver by our former president and then principal shareholder of all claims to accrued but unpaid salaries, and all shareholder advances made by him to Bellacasa. We accounted for this settlement as a troubled debt restructuring and recognized a gain of $334,560 based on the difference between $335,052, which included accrued unpaid salary of $169,000 and shareholder advances of $166,052, and the value of the screenplays, $492.

            Net Income (Loss) –  Net loss, before taxes, for the year ended December 31, 2005 was $121,716.   Net income, before taxes, for the year ended December 31, 2004 was $312,939. The net change of $434,655 resulted from the difference of the gain on debt restructuring of $334,560 in 2004 and the $100,095 increase of expenses in 2005 compared to 2004 as described in the paragraph above, "Costs and Expenses."

            Since inception, our losses through December 31, 2005 have totaled $575,282.

            We have not reduced our net loss, for the fiscal year ended December 31, 2005 or our net income for the fiscal year ended December 31, 2004, by any tax or tax benefit, consequently, for both years, our net income (loss) was the same before and after taxes.

           Net loss per share for the year ended December 31, 2005 was $Nil (less than $0.005) per share. Net income per share for the year ended December 31, 2004 was $0.04.  Per share net loss for 2005 and per share net income for 2004 was based on 35,504,226 weighted average common shares outstanding for 2005 and 8,127,914 in 2004.

Liquidity and Capital Resources

            As of December 31, 2005, our cash balance was $122,482 and on December 31, 2004, our cash balance was $66.

           In 2005, we received a total of $185,000 from the sale of 925,000 shares of our restricted common stock. Of those, 100,000 shares were issued in May and June at $0.20 per share and 825,000 shares were issued in September, also at $0.20 per share. We also issued a convertible note for $90,000 with attached warrants to acquire an additional 180,000 shares.

            As of December 31, 2005, our total liabilities were $246,246, which consisted of $158,676 current liabilities, due within one year, and the balance of $87,570 – the convertible note payable (net of original discount), as a long-term liability. Current liabilities included accounts payable - $75,926; advance by our stockholder, Charles LaLoggia - $50,000; accrued interest on the Charles LaLoggia advance and the convertible note payable - $16,950; and an accrued liability to issue shares pursuant to consulting agreements - $15,800.

            In February 2006, the convertible note payable was exchanged for 900,000 shares of our common stock in accordance with the terms of the note. Also in February 2006, the $15,800 accrued liability to issue shares was eliminated by the issuance of the agreed upon number of shares. No arrangements have been made as to the repayment of the Charles LaLoggia liability, which is payable on demand.

            We intend to meet our cash needs for the next 12 months by the sale of securities or borrowings. We need to raise additional capital in order to pursue our business plan, and the required additional financing may not be available on terms acceptable to us, or at all. No binding commitment for an investment of funds in our company has been made, and a number of factors beyond our control may make any future financings uncertain.  Although we believe that the commencement of trading of our common stock on the OTC Bulletin Board has enhanced our capital raising ability, there is no assurance that we will be able to sell our securities or borrow funds to pursue our business objectives. We will require the infusion of capital to sustain planned growth and continue the process for regulatory approval of the Aquamer products. Failure to raise enough capital to continue clinical trials may hold a significant risk to our shareholders

Ability to Continue as a Going Concern and Plan of Operation

            Our financial statements, which are included in this Form 10-KSB, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $575,000 since Aquamer's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing our research and development efforts and pursuing clinical trials to obtain the necessary approvals to market our products. There can be no assurance, however, that we will be successful in accomplishing our objectives.

Capital Expenditures

            In the year ended December 31, 2005, we did not make any capital expenditures and we do not expect to make significant capital expenditures in 2006.

Item 7 - Financial Statements

BELLACASA PRODUCTIONS, INC.
(a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Bellacasa Productions, Inc.
Marlborough, Massachusetts 01752

            I have audited the accompanying consolidated balance sheet of Bellacasa Productions, Inc. (the "Company") as of December 31, 2005 and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 2005 and December 31, 2004. The financial statements are the responsibility of the Company's directors. My responsibility is to express an opinion on these financial statements based on my audits.

            I conducted my audits in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

            In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bellacasa Productions, Inc. as of December 31, 2005 and the results of its operations, its cash flows and changes in stockholders' equity for the years ended December 31, 2005 and December 31, 2004 in conformity with accounting principles generally accepted in the United States.

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 13 to the financial statements, the Company has experienced net operating losses since inception totaling approximately $575,000. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 13. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

March 31, 2006

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

BELLACASA PRODUCTIONS, INC. AND SUBSIDIARY (a development stage company) Consolidated Balance Sheet
December 31, 2005
Assets
Current assets:
Cash	$122,482
Prepayments under product supply agreement	140,000

Total current assets	262,482

Property and equipment, net	569
Advances to related party	33,594

$296,645

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$75,926
Accrued expenses payable	16,950
Accrued liability to issue common stock	15,800
Advances from stockholder	50,000

Total current liabilities	158,676

Long-term liabilities:
Convertible note payable-related party (net of $2,430 original issue discount)	87,570

Stockholders' equity:
Common stock, $.0001 par value
50,000,000 shares, authorized 38,214,648 shares, issued and outstanding	3,822
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	0
Additional paid-in capital	621,859
Deficit accumulated during the development stage	(575,282)

Total stockholders' equity	50,399

$296,645

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

Statements of Operations

		Successor Company Consolidated	Predecessor Company	Successor Company Consolidated
		Year ended December 31, 2005	Year ended December 31, 2004	Period from February 4, 2000 (inception) through December 31, 2005

Revenue		$0	$0	$0

Costs and expenses:
General and administrative		112,790	18,019	396,458
Research and development		0	0	206,121
Depreciation		1,036	602	6,332
Interest, net of interest income		7,890	3,000	1,062

Total costs and expenses		121,716	21,621	609,973

(Loss) before other income and income taxes		(121,716)	(21,621)	(609,973)

(Income) from forgiveness of related party debt		0	(334,560)	(34,691)

(Loss) income before income taxes		(121,716)	312,939	(575,282)
Income taxes		0	0	0

(Deficit) income accumulated during development stage		$(121,716)	$312,939	$(575,282)

Basic and diluted income (loss) per share	$	(NIL )	$0.04

Weighted average number of shares outstanding		35,504,226	8,127,914

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statement of Stockholders' Equity
Period from January 1, 2004 through December 31, 2005

			Additional	Deficit Accumulated during	Total
	Common	Common	Paid-in	Development	Stockholders'
	Shares	Stock	Capital	Stage	Equity (Deficit)

Balances at January 1, 2004	8,082,167	$809	$169,326	$(571,087)	$(400,952)
Issued for services	130,000	13			13
Cancellation of shares	(26,667)	(3)	(997)		(1,000)
Net Income				312,939	312,939

Balances at December 31, 2004	8,185,500	819	168,329	(258,148)	(89,000)

Issued for Acquisition of Aquamer, Inc. and effect of reverse merger	28,504,148	2,850	216,888	(195,418)	24,320
Issued for Cash	925,000	93	184,907		185,000
Issued for Services	600,000	60	22,440		22,500
Value of Stock Options
Issued for Services			21,600		21,600
Value of Warrants
Issued for Services			4,165		4,165
Value of Warrants Issued
with Convertible Note			1,765		1,765
Value of Beneficial Conversion
Feature of Convertible Note			1,765		1,765
Net Loss				(121,716)	(121,716)

Balances at December 31, 2005	38,214,648	$ 3,822	$ 621,859	$ (575,282)	$ 50,399

See accompanying notes to financial statements.

F-5

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Statements of Cash Flows

	Successor Company (Consolidated)	Predecessor Company	Successor Company (Consolidated)
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from February 4, 2000 (inception) through December 31, 2005

Cash flows from operating activities:
(Deficit) income accumulated during development stage	$(121,716)	$312,939	$(575,282)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	1,036	602	6,332
Amortization of discount of note payable - related party	1,100	0	1,100
Expenses paid by issuance of common stock	22,500	13	248,002
Cancellation of common stock issued for services	0	(1,000)	0
Expenses paid by issuance of warrants and stock options	25,765	0	25,765
Gain on settlement of debts - related party	0	(334,560)	0
Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	(141,160)	0	(139,594)
Increase in accounts payable and accrued expenses	59,891	(7,994)	142,509

Net cash used in operating activities	(152,584)	(30,000)	(291,168)

Cash flows from investing activities:
Purchase of equipment	0	0	(6,900)
Investment in company prior to consolidation	0	0	(30,000)

Net cash used in investing activities	0	0	(36,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	185,000	0	219,550
Proceeds from issuance of preferred stock	0	0	175,000
Proceeds from note payable - related party	90,000	0	90,000
Proceeds from note payable - Aquamer, Inc.	0	30,000	0
Loans to related parties	0	0	(73,500)
Repayment of related party loans	0	0	39,500

Net cash provided by financing activities	275,000	30,000	450,550

Increase in cash	122,416	0	122,482

Cash at beginning of period	66	0	0

Cash at end of period	$122,482	$0	$122,482

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Financial Statements
Year Ended December 31, 2005

Note 1 - Organization

            Bellacasa Productions, Inc., a Nevada corporation, ("Bellacasa" or the "Company") was incorporated on July 28, 1998 for the purpose of operating in the entertainment industry, specifically in connection with the production and distribution of motion pictures.

            On January 26, 2005, Bellacasa acquired all of the issued and outstanding capital stock of Aquamer, Inc., ("Aquamer") a development stage medical technology company. The transaction was completed in accordance with a stock purchase agreement dated November 15, 2004, as amended January 26, 2005. Pursuant to the terms of that agreement, Bellacasa issued 28,504,148 new shares of its common stock to the shareholders of Aquamer. Upon issuance of the new shares, the former shareholders of Aquamer owned approximately 78% of the outstanding shares of Bellacasa.

            Aquamer was formed as a Delaware corporation on February 4, 2000, for the purpose of developing medical products, using water-based tissue-bulking technology, for the fields of dermatology, gastroenterology and urology.

Note 2 - Basis of Presentation

Principles of Consolidation

            The consolidated financial statements include the accounts of legal entities Bellacasa and its wholly owned subsidiary, Aquamer. All significant inter-company balances and transactions have been eliminated in consolidation including a pre-acquisition loan from Aquamer to Bellacasa in the amount of $30,000.

Acquisition of Aquamer

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

            The December 31, 2005 financial statements contained herein are those of Aquamer carried forward at historical cost and are referred to as the financial statements of the "Successor Company." The results of operations and cash flows for the year ended December 31, 2004 are those of Bellacasa Productions, Inc. prior to the acquisition and are referred to as the financial statements of the "Predecessor Company." The consolidated results and operations and cash flows for the year ended December 31, 2005 and the consolidated results and operations since the inception date, February 4, 2000, include Aquamer's results of operations and cash flows and are referred to as financial statements of the "Successor Company."

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Financial Statements
Year Ended December 31, 2005

Note 2 - Basis of Presentation (Continued)

            A proforma balance sheet as of December 31, 2004, which approximates the combined balance sheet as of the acquisition date, January 26, 2005 and statement of operations as though the transaction had occurred at January 1, 2004 has been included below:

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

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Financial Statements
Year Ended December 31, 2005

Note 3 - Summary of Significant Accounting Policies

            Basis of Presentation: The financial statements have been presented in a "development stage" format. Since inception, the primary activities of Bellacasa Productions, Inc. ("Bellacasa" or the "Company") have consisted primarily of organizational and equity fund raising activities. The Company and its subsidiary have not commenced principal revenue producing activities.

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

            Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense was $1,036 and $602 for fiscal years 2005 and 2004, respectively.

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

            Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Financial Statements
Year Ended December 31, 2005

Note 3 - Summary of Significant Accounting Policies (Continued)

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

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Financial Statements
Year Ended December 31, 2005

Note 3 - Summary of Significant Accounting Policies (Continued)

            Stock-based awards to employees are accounted for using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44. The Company intends to adopt SFAS 123(R) using the "modified prospective" transition method beginning with the first quarter of 2006. Under this method, awards that are granted, modified, or settled after December 15, 2005, will be measured and accounted for in accordance with SFAS 123(R). In addition, beginning in the first quarter of 2006, expense must be recognized in the earnings statement for unvested awards that were granted prior to the adoption of SFAS 123(R). The expense will be based on the fair value determined at grant date under SFAS 123, "Accouting for Stock-Based Compensation."

            Earnings per Common Share: Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any additional potential shares outstanding would be anti-dilutive. If the Company had generated earnings during the year ended December 31, 2005, it would have added 412,500 common equivalent shares to the weighted average shares outstanding (none in 2004) to compute the diluted weighted average shares outstanding. The impact of options and warrants to purchase 780,000 shares was not included in the computation of diluted earnings per share at December 31, 2005, because the exercise prices of these options and warrants were greater than the average share price during the measurement period.

Selected Recent Accounting Pronouncements

            In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be the first quarter of the year ending December 31, 2006. The Company anticipates adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although the adoption of SFAS No. 123(R) could have a material impact on the Company's financial position and results of operations, the potential impact from adopting this statement is being evaluated.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Financial Statements
Year Ended December 31, 2005

Note 3 - Summary of Significant Accounting Policies (Continued)

            In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The Company will apply EITF 04-1 to acquisitions subsequent to the effective date and in its future goodwill impairment testing.

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29," which is effective for the Company starting July 1, 2005. In the past, the Company would have frequently been required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, the Company will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on the Company's financial position, results of operations or cash flows.

            In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not believe that adoption of SFAS 154 will have a material impact on its financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Financial Statements
Year Ended December 31, 2005

Note 4 - Income Taxes

            The Company has approximately $800,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2025. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Management has determined that it more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided. A summary of the deferred tax asset as of December 31, 2004, and December 31, 2005, is as follows:

	2005	2004

The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0	$0
State	0	0

Total currently payable	0	0

Deferred:
Federal	39,315	(101,137)
State	6,087	(15,655)

Total deferred	45,402	(116,792)
Less decrease (increase) in allowance	(45,402)	116,792

Net deferred	0	0

Total income tax provision (benefit)	$0	$0

	2005	2004

Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$141,622	$76,166
Deferred tax asset arising from amortization of start-up costs	0	20,056
Deferred tax asset arising from accrued compensation	0	0

Total	141,622	96,222

Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards	(141,622)	(76,166)
Deferred tax asset arising from amortization of start-up costs	0	(20,056)
Deferred tax asset arising from accrued compensation	0	0

Total	(141,622)	(96,222)

Net deferred income taxes	$0	$0

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Financial Statements
Year Ended December 31, 2005

Note 5 - Prepayments under Product Supply Agreement

            Pursuant to a product supply agreement entered into by Aquamer in October 1999, the Company, in July 2005, prepaid $90,000 for the purchase of hydrogel product, based on poly-N-vinylpyrrolidone, as specified in certain U.S. Patents. In December 2005, the Company also paid $20,000 and recorded $30,000 as an account payable, which was paid in January 2006, for additional prepayment under the product supply agreement, which mandates minimum purchases of $50,000 per year.  The $110,000 cash payments and $30,000 additional billing satisfied the Company's purchase obligations for 2003, 2004 and 2005.

Note 6 - Advances to Related Parties

            The Company is the holder of a note receivable from the Company's director and former president for $29,000, which bears interest at 4% per annum. At December 31, 2005, the total balance outstanding including accrued interest of $4,594 was $33,594. Interest for the year ended December 31, 2005 was $1,160.

Note 7 - Property and Equipment

            Property and equipment consists of the following:

	December 31, 2005	December 31, 2004

Equipment	$ 6,900	$ 4,409
Less accumulated depreciation	(6,331)	(4,409)

	$ 569	$ 0

Note 8 - Advances from Stockholder

            In December 2001, a stockholder advanced $50,000 to the Company, which bears interest at 6% and is due and payable on demand. As of December 31, 2005, interest in the amount of $12,000 has been accrued, including $3,000 in the year ended December 31, 2005.

Note 9 - Convertible Note Payable - Related Party

            In July, 2005, the Company issued, to a related party, an unsecured convertible note, with warrants attached, in the principal amount of $90,000 for $90,000 cash.  The note proceeds were used for prepayments under a product supply agreement described above in Note 5 - Prepayments under Product Supply Agreement. The note bears interest at 12% per annum, payable semi-annually and matures on January 15, 2007.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Financial Statements
Year Ended December 31, 2005

Note 9 - Convertible Note Payable - Related Party (Continued)

            The note may be converted into the Company's common stock, at the holder's option, at the lesser of $0.10 per share or the average of the two highest bids for the Company's common stock for the five days prior to conversion. The attached warrants are described below, in Note 10 - Stockholders' Equity - Warrants Issued with Convertible Note.

            Pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27"Application of Issue No. 98-5 to Certain Convertible Instruments," the issuance of the $90,000 note and detachable warrants resulted in a discount being recorded in the amount of $3,530 from the beneficial conversion feature and relative fair value of the warrants, as determined using an appropriate valuation model, and is being amortized over the term of the $90,000 note. From the date of issuance through December 31, 2005, the Company amortized $1,100 of the discount to interest expense. The beneficial conversion feature in the amount of $1,765 was credited to Stockholders' equity - Additional paid-in capital at the date of issuance of the note payable.

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

Note 10 - Stockholders' Equity

            Capital Structure

            The Company is authorized by its Articles of Incorporation to issue 50,000,000 shares of common stock with a par value of $0.0001 and 25,000,000 shares of preferred stock. As of December 31, 2005 there were 38,214,648 shares of common stock that were issued and outstanding. There were no preferred shares issued as of that date.

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

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Financial Statements
Year Ended December 31, 2005

Note 10 - Stockholders' Equity (Continued)

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

           Warrants - Issued with Convertible Note

            In connection with the issuance of the Convertible Note Payable, described above in Note 9 - Convertible Note Payable - Related Party, the Company issued, to the purchaser of the note, 18-month warrants to purchase 180,000 shares of the Company's common stock at an exercise price of $0.10 per share. The expiration date of the warrants is January 15, 2007. The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the warrants. The warrant holder is entitled to certain "piggy-back" registration rights. At the date of issuance, the fair value of the warrants, $1,765, was credited to Stockholders' equity - Additional paid-in capital.

            Warrants – Issued for Services

            Pursuant to the terms of a consultancy agreement that was effective November 2005, the Company issued three-year warrants to purchase 85,000 shares of the Company's common stock at $0.30 per share. At the date of issuance, the fair value of the warrants, $4,165 was charged to expense and credited to Stockholders' equity - Additional paid-in capital. The warrants are restricted as to transferability. The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the warrants.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Financial Statements
Year Ended December 31, 2005

Note 11 - Stock Option Plan

            In July 1998, the Company adopted the Bellacasa Productions, Inc. 1998 Stock Option Plan (the "Plan").  The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  In February 2005, stock options to purchase 50,000 and 400,000 shares of common stock for a total of 450,000 were granted with an expiration date of February 2010 and an exercise price of $0.15 per share.  In April 2005, a director, in connection with his resignation, returned to the Company the stock option for 50,000 shares. On October 1, 2005, an additional 200,000 stock options were granted with an expiration date of February 2010 and an exercise price of $0.20 per share. At the respective dates of issuance, the fair value of the 600,000 stock options, which totaled $21,600 was charged to expense and credited to Stockholders' equity - Additional paid-in capital.  As of December 31, 2005, no other stock options had been granted and the total of stock options outstanding was 600,000.

Note 12 - Commitments

            The Company has entered into the following agreements:

            Amended and Restated Aquamer, Inc. Product Supply Agreement (the "Amended Supply Agreement"), effective March 31, 2006, between Aquamer and Partners in Biomaterials, Inc.  This agreement obligates Aquamer to minimum annual purchases of $50,000.  The Amended Supply Agreement extends the termination date to February 2031 unless Aquamer fails to secure FDA approval of its devices in which case the termination date may be in February 2012.

            Consulting agreement with Stuart Hamill, effective October 1, 2005, for a one-year term subject to month-to-month renewals for services related to securing regulatory approval for marketing the Company's products. Compensation is 15,000 shares of the Company's common stock per month for a total of 180,000 shares; stock options to acquire 150,000 shares of the Company's common stock; and 150,000 shares of the Company's stock upon achieving certain milestones.

            Consulting agreement with Arnold & Associates, LLC, effective October 31, 2005, for a five-month term for services related to recommending capital raising strategies. Compensation is 17,000 shares of the Company's common stock per month for a total of 85,000 shares; and 85,000 three-year warrants to acquire the Company's common stock at $0.30 per share.

Note 13 - Going Concern

            The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of the Successor Company of approximately $575,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Financial Statements
Year Ended December 31, 2005

Note 13 - Going Concern (Continued)

            Management's plans are to raise additional capital either in the form of common stock or convertible securities and continue research and development and pursue clinical trials to obtain necessary approvals to market its products. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

Note 14 - Subsequent Events

            On February 1, 2006, the holder of the Company's $90,000 convertible note payable exercised the right to convert the note into 900,000 shares of the Company's restricted common stock. Also on February 1, 2006, the Company issued 265,000 shares of its restricted common stock pursuant to two consultancy agreements.

            On March 31, 2006, the Company entered into an Amended and Restated Aquamer, Inc. Patent License Agreement ("Amended Patent Agreement").  The Amended Patent Agreement is exclusive and has a term in perpetuity.  Aquamer must pay Partners in Biomaterials, Inc. a royalty of 5% of net sales until the patent expires and 2% thereafter.

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

            There were no disagreements with PTWO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.  The reports of PTWO on our financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to audit scope, or accounting principles, except that their report contained an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

            During the period January 1, 2000 through October 27, 2004, the date we engaged Michael F. Cronin, CPA, we did not consult with him regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

            Since the date of engagement, there have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with Michael F. Cronin, CPA, our current independent auditing firm.

Item 8A - Controls and Procedures

            (a) Evaluation of disclosure controls and procedures

            As of December 31, 2005, we carried out an evaluation, under the supervision and with participation of our management, including the Chief Executive Officer, who also acts as our chief financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission (the "SEC").

            (b) Changes in internal controls

            There were no changes to internal controls in the 90-day period prior to December 31, 2005, the end of our fiscal year, or in the period from January 1, 2006 to the date of the filing of the report on Form 10-KSB.

Item 8B - Other Information

            None.

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

            Our directors and executive officers are:

Name	Age	Position

Edwin A. Reilly	59	President, Acting Chief Financial Officer and Director
Steven Preiss	50	Director

            Edwin A. Reilly has been our President, Acting Chief Financial Officer and Chairman since September 20, 2005. Formerly, he was Chief Executive Officer of Ortho Rehab, Inc from 2004 to 2005, a privately owned orthopedic device company.  He was an officer of Med Diversified Inc. ("Med") from 2001 to 2004, a publicly traded home health care company.  He was Med's Chief Operating Officer from March 2003 to August 2004 and Secretary from October 2001 to August 2004. He was Executive Vice President of Administration and Human Resources from August 2001 until March 2003. Previously, Mr. Reilly served as Executive Vice President of Administration and Human Resources for Chartwell Diversified Services, Inc. (and its predecessor company) from 1999 to 2001. He was Vice President of Human Resources for Serono Laboratories, Inc. from 1985 to 1999. Prior to that role, he served as Vice President of Human Resources for the International Health Care Group of Revlon, Inc. Mr. Reilly holds an M.B.A. in Corporate Finance from New York University and a B.S. in Economics from Fordham University.

            Steven Preiss joined our Board of Directors and was named President and Acting Chief Financial Officer, upon our acquisition of Aquamer, Inc. on January 25, 2005. On September 20, 2005, he resigned his executive positions and continues to serve as a Director. He is a Founder and has been a Director of Aquamer, Inc. since its incorporation in 2000.  Mr. Preiss, with more than 20 years experience in the field of regulatory/clinical affairs in both the pharmaceutical and medical device industries, has been Vice President of Corporate Regulatory and Business Operations for Synteract, Inc., a clinical research organization, from 2001 to the present. He had previously been Vice President of Clinical and Regulatory Affairs for UroSurge, Inc., a medical device company, from 1997 to 2001. From 1995 to 1997, Mr. Preiss was President and Chief Executive Officer of CPROS, a device and pharmaceutical regulatory and clinical affairs consulting firm.  He has held senior positions at Bio-Pharm Clinical Services, a clinical research organization, and was Vice President of Clinical Programs and Data Management, at Ioptex Research, Inc., a medical device company and subsidiary of Smith & Nephew, Inc. He also held positions at the biotechnology company Vestar Inc. and Sterling Drug, Inc. Mr. Preiss holds a B.S. in chemistry from St. Lawrence University and has completed graduate work in computer science at Union College.

            All directors hold office until the next annual meeting of the shareholders and the election of their successors.  Officers are elected annually by the board of directors and serve at the discretion of the board.

            (b)  Significant Employees.  As of the date hereof, the Company had no additional significant employees.

            (c)  Family Relationships. None

            (d)  Involvement in Certain Legal Proceedings. There have been no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years. On November 27, 2002, during Mr. Reilly's employment with Med Diversified, Inc. ("Med"), Med filed for bankruptcy. At the time of filing, Mr. Reilly was Executive VP of Administration and Human Resources. Effective March 1, 2003, he was appointed Chief Operating Officer by Med's Board of Directors.

            (e) The Board of Directors acts as the Audit Committee, and the Board has no separate committees. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate.  Our board of directors plans to establish an audit committee and a compensation committee.

            It is intended that the audit committee will recommend, to the entire board of directors, the independent public accountants to be engaged by us, review the plan and scope of our annual audit, review our internal controls and financial management policies with our independent public accountants and review all related party transactions.

            The compensation committee will review and recommend, to our entire board of directors, compensation and benefits to be paid to our officers and directors, administer our stock option plan, approve the grant of options under the stock option plan and establish and review general policies relating to compensation and benefits of our employees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended

            Section 16(a) of the Exchange Act, as amended requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

           All of the initial filings on Form 3 for the officers, directors and 10% shareholders were not timely filed. Additionally, our former president, Mr. Gagne, and former director, Ms. Helmond, have not made the necessary filings to report their receipt of shares as compensation (80,000 to Mr. Gagne for services as president and 50,000 shares to Ms. Helmond for services as a director). The issuance of these shares was authorized by the board of directors on August 25, 2004, and reported in Form 8-K (Item 3.02), which was filed on November 17, 2004.

Code of Business Conduct

            Effective March 28, 2006, our board of directors adopted a Code of Business Conduct that applies to, among other persons, our  president (being our principal executive officer) and our acting chief financial officer (being our principal financial and accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

            (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
            (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;
            (3) compliance with applicable governmental laws, rules and regulations;
            (4) the prompt internal reporting of violations of the Code of Business Conduct to an appropriate person or persons identified in the Code of Business Conduct; and
            (5) accountability for adherence to the Code of Business Conduct.

            Our Code of Business Conduct requires, among other things, that all of our personnel shall be accorded full access to our president and chief financial officer with respect to any matter which may arise relating to the Code of Business Conduct. Further, all of our personnel are to be accorded full access to our board of directors if any such matter involves an alleged breach of the Code of Business Conduct by our president or chief financial officer.

            In addition, our Code of Business Conduct emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our president or chief financial officer. If the incident involves an alleged breach of the Code of Business Conduct by the president or chief financial officer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct by another.

            Our Code of Business Conduct is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct to any person without charge, upon request.

Item 10 - Executive Compensation

Summary Compensation Table

            The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal years ended December 31, 2000 through 2005, as applicable.

Annual Compensation
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation

Frank LaLoggia, President and CEO(2)	2000	$ 25,000	(1)	-0-	-0-
	2001	100,000	(1)	-0-	-0-
	2002	54,000	(2)	-0-	-0-
	2003	-0-		-0-	-0-
	2004	(169,000	)(3)	-0-	-0-

Richard Gagne, President and CEO(5)	2003	-0-		-0-	-0-
	2004	-0-		-0-	-0-	(4)
	2005	-0-		-0-	-0-

Steven Preiss, President and CEO(6)	2003	-0-		-0-	-0-
	2004	-0-		-0-	-0-
	2005	-0-		-0-	-0-

Edwin A. Reilly, President and CEO(7)	2005	-0-		-0-	-0-

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

            (5) Mr. Gagne resigned as president, effective January 26, 2005.

            (6) Mr. Preiss served as president from January 26, 2005 until September 20, 2005. Prior to our acquisition of Aquamer, he served as Aquamer's Chairman of the Board.

            (7) Mr. Reilly was appointed to the positions of Chairman of the Board, Chief Executive Officer and President and Acting Chief Financial Officer, effective September 20, 2005.

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

Stock Option Plan

            On July 29, 1998, our board of directors and a majority of our shareholders adopted the 1998 Bellacasa Productions, Inc. Stock Option Plan (the "Plan"). The Plan authorizes the granting of options to purchase up to 1,000,000 shares of common stock. The board's responsibility includes the selection of option recipients, as well as the type of option granted and the number of shares covered by the option and the exercise price.

            In February 2005, 450,000 stock options were granted under the Plan; 400,000 to a consultant, Stuart J. Hamill, and 50,000 to a director, Kevin Davidson. The options have an exercise price of $0.15 per share and expire on February 24, 2010. Upon Mr. Davidson's resignation on April 25, 2005, he relinquished his rights to the options. On October 1, 2005, Mr. Hamill was granted stock options to acquire an additional 200,000 shares of common stock.  These options also expire on February 24, 2010 and have an exercise price of $0.20 per share.  At the respective dates of issuance, the fair value of the 600,000 stock options, which totaled $21,600, was charged to expense and credited to Stockholders' equity - Additional paid-in capital.  As of December 31, 2005, no other stock options had been granted under the Plan and the total of stock options outstanding was 600,000.

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

            We have no other existing or proposed options/SAR grants.

Employment Agreements

            The Company is not a party to any employment agreements.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

            The following table describes certain information regarding certain individuals who beneficially owned our common stock on March 29, 2006. In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

            The individuals included in the following table are people who we know beneficially own or exercise voting control over 5% or more of our common stock; each of our officers and directors; and all executive officers and directors as a group.

Name and address	Common Shares Owned		% Common Shares Owned

Edwin A. Reilly	0		0%
237 Cedar Hill Street, Suite 4 Marlborough, MA 01752
Officer and Director

Steven Preiss	6,200,000		15.7%
237 Cedar Hill Street, Suite 4
Marlborough, MA 01752
Director

Maria DeVito	6,200,000		15.7%
116 Bridges Lane
North Andover, MA 01845

Patricia Jenkins	6,440,096	(1)	16.4%
30 Coachman's Lane
North Andover, MA 01845

Frank LaLoggia	4,710,010		12.0%
5509 Porcher Drive
Myrtle Beach, SC 29577

All Officers and Directors	6,200,000		15.7%
(-2- persons) as a group

            (1) Includes 180,000 shares of common stock that may be acquired by the exercise of 180,000 warrants and also includes 1,340,024 shares owned by Jester, LLC, 1,340,024 shares owned by Brooks Ventures, LLC and 1,340,024 shares owned by Phillips Capital, all of which are companies principally owned by Ms. Jenkins.

Indemnification of Directors and Officers

            Our Articles of Incorporation and Bylaws indemnify our directors and officers to the fullest extent permitted by Nevada corporation law.  Insofar as indemnification for liability arising under the Securities Act of 1933, as amended (the "Securities Act") may be permitted to directors, officers, and controlling persons, we are aware that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is unenforceable.

Item 12 - Certain Relationships and Related Transactions

            Prior to our acquisition of Aquamer, our Director and former President, Steven Preiss executed an unsecured $29,000 promissory note payable to Aquamer. The note bears interest at 4% and is payable on demand. As of December 31, 2005, the total balance outstanding, including interest of $4,594, was $33,594. Interest accrued for the year ended December 31, 2005 was $1,160.

Item 13 - Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Description

10.1	Consultancy Agreement between Stuart J. Hamill and Bellacasa Productions, Inc., effective October 1, 2005
10.2	Consultancy Agreement between Arnold & Associates, LLC and Bellacasa Productions, Inc., effective October 31, 2005
10.3	Patent License Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.4	Product Supply Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
14.1	Code of Business Conduct
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

            (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended December 31, 2005.

Item 14 - Principal Accountant Fees and Services

            In 2004, Michael F. Cronin, CPA was paid $4,000 for audit services in connection with the audits for 2002 and 2003.

            In 2005, Michael F. Cronin, CPA was paid $4,000 for audit services in connection with the audit of our financial statements for the year ended December 31, 2004.

            Mr. Cronin did not provide audit related services, tax services or any other services in 2004 and 2005.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellacasa Productions, Inc.

(Registrant)

By:	/s/ Edwin A. Reilly

Edwin A. Reilly President and Chief Executive Officer

Date:	March 31, 2006

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edwin A. Reilly

Edwin A. Reilly Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	March 31, 2006

By:	/s/ Steven Preiss

Steven Preiss Director

Date:	March 31, 2006