Form 10QSB
period 2006-03-31
BELLACASA PRODUCTIONS INC
filed 2006-05-11
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes [  ] No [X]

Applicable only to corporate issuers
As of May 9, 2006 (the most recent practicable date), there were 39,379,648 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Bellacasa Productions, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

BELLACASA PRODUCTIONS, INC. FORM 10-QSB TABLE OF CONTENTS
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis and Plan of Operation
Item 3	Controls and Procedures

PART II	OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

BELLACASA PRODUCTIONS, INC. AND SUBSIDIARY (a development stage company) Consolidated Balance Sheets

	March 31, 2006 (unaudited)	December 31, 2005
Assets
Current assets:
Cash	$68,113	$122,482
Prepayments under product supply agreement	140,000	140,000
Prepaid expenses	18,000	0

Total current assets	226,113	262,482

Property and equipment, net	310	569
Advances to related party	33,884	33,594

	$260,307	$296,645

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$46,681	$75,926
Accrued expenses payable	18,600	16,950
Accrued liability to issue common stock	0	15,800
Advances from stockholder	50,000	50,000

Total current liabilities	115,281	158,676

Long-term liabilities:
Convertible note payable-related party (net of $2,430 original issue discount)	0	87,570

Stockholders' equity:
Common stock, $.0001 par value
50,000,000 shares, authorized 39,379,648 (38,214,648 in 2005) shares, issued and outstanding	3,938	3,822
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	0	0
Additional paid-in capital	762,513	621,859
Deficit accumulated during the development stage	(621,425)	(575,282)

Total stockholders' equity	145,026	50,399

	$260,307	$296,645

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

Consolidated Statements of Operations

(unaudited)

					Successor Company
		Three Months ended March 31, 2006		Three Months ended March 31, 2005	Period from February 4, 2000 (inception) through March 31, 2006

Revenue		$0		$0	$0

Costs and expenses:
General and administrative		44,324		22,536	440,782
Research and development		0		0	206,121
Depreciation		259		259	6,591
Interest, net of interest income		1,560		460	2,622

Total costs and expenses		46,143		23,255	656,116

Loss before other income and income taxes		(46,143)		(23,255)	(656,116)

Income from forgiveness of related party debt		0		0	(34,691)

Loss before income taxes		(46,143)		(23,255)	(621,425)
Income taxes		0		0	0

Deficit accumulated during development stage		$(46,143)		$(23,255)	$(621,425)

Basic and diluted loss per share	$	(NIL )	$	(NIL )

Weighted average number of shares outstanding		38,978,370		28,998,496

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Consolidated Statements of Cash Flows
(unaudited)
			Successor Company
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Period from February 4, 2000 (inception) through March 31, 2006

Cash flows from operating activities:
Deficit accumulated during development stage	$(46,143)	$(23,255)	$(621,425)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	259	259	6,591
Amortization of discount of note payable - related party	200	0	1,300
Expenses paid by issuance of common stock	19,200	22,500	267,202
Expenses paid by issuance of warrants and stock options	0	0	25,765
Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	(290)	(290)	(139,884)
Increase (decrease) in accounts payable and accrued expenses	(27,595)	750	114,914

Net cash used in operating activities	(54,369)	(36)	(345,537)

Cash flows from investing activities:
Purchase of equipment	0	0	(6,900)
Investment in company prior to consolidation	0	0	(30,000)

Net cash used in investing activities	0	0	(36,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	219,550
Proceeds from issuance of preferred stock	0	0	175,000
Proceeds from note payable - related party	0	0	90,000
Loans to related parties	0	0	(73,500)
Repayment of related party loans	0	0	39,500

Net cash provided by financing activities	0	0	450,550

(Decrease) increase in cash	(54,369)	(36)	68,113

Cash at beginning of period	122,482	66	0

Cash at end of period	$68,113	$30	$68,113

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Interim Financial Statements
March 31, 2006

(unaudited)

Note 1 - Organization

            Bellacasa Productions, Inc., a Nevada corporation, ("Bellacasa" or the "Company") was incorporated on July 28, 1998 for the purpose of operating in the entertainment industry, specifically in connection with the production and distribution of motion pictures.

            On January 26, 2005, Bellacasa acquired all of the issued and outstanding capital stock of Aquamer, Inc. ("Aquamer"), a development stage medical technology company. The transaction was completed in accordance with a stock purchase agreement dated November 15, 2004, as amended January 26, 2005. Pursuant to the terms of that agreement, Bellacasa issued 28,504,148 new shares of Common Stock to the shareholders of Aquamer. Upon issuance of the new shares, the former shareholders of Aquamer owned approximately 78% of the outstanding shares of Bellacasa.

            Aquamer was formed as a Delaware corporation on February 4, 2000, for the purpose of developing medical products, using water-based tissue-bulking technology, for the fields of dermatology, gastroenterology and urology.

Note 2 - Basis of Presentation

            The financial statements presented herein have been prepared in accordance with the accounting policies described in the Company's December 31, 2005 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

            The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

            In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2006 and 2005.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Interim Financial Statements
March 31, 2006

(unaudited)

Note 2 - Basis of Presentation (Continued)

            All such adjustments are of a normal recurring nature. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

Principles of Consolidation

            The consolidated financial statements include the accounts of legal entities Bellacasa and its wholly owned subsidiary, Aquamer. All significant inter-company balances and transactions have been eliminated in consolidation including a pre-acquisition loan from Aquamer to Bellacasa in the amount of $30,000.

Acquisition of Aquamer

            For legal purposes, Bellacasa acquired all of the capital stock of Aquamer. For financial reporting purposes, however, Aquamer is deemed to be the acquiring company and the transaction was accounted for as a reverse takeover as Aquamer had more assets than Bellacasa, Aquamer shareholders acquired voting control of the acquiring company and the former Aquamer president and chairman assumed working control as he replaced the former directors and officers of Bellacasa.

            The financial statements contained herein are those of Aquamer carried forward at historical cost and are referred to as the financial statements of the "Successor Company." The results of operations and cash flows for the three months ended March 31, 2006 and March 31, 2005 are those of Bellacasa Productions, Inc. prior to the acquisition and are referred to as the financial statements of the "Predecessor Company." The consolidated results of operations and cash flows since Aquamer's inception date, February 4, 2000, include Aquamer's results of operations and cash flows and are referred to as financial statements of the "Successor Company."

Note 3 - Summary of Significant Accounting Policies

            Stock Based Compensation:

            On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment" ("SFAS 123(R)"), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Interim Financial Statements
March 31, 2006

 (unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

            Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

            The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. There are currently no outstanding options subject to future vesting therefore no charge is required for the three months ended March 31, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Interim Financial Statements
March 31, 2006

 (unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

            It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any additional potential shares outstanding would be anti-dilutive. If the Company had generated earnings during the three months ended March 31, 2006, it would have added 300,000 common equivalent shares to the weighted average shares outstanding (none in the three months ended March 31, 2005) to compute the diluted weighted average shares outstanding. The impact of options and warrants to purchase 865,000 shares was not included in the computation of diluted earnings per share at March 31, 2006, because the exercise prices of these options and warrants were greater than the average share price during the measurement period.

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

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Interim Financial Statements
March 31, 2006

 (unaudited)

Note 5 - Advances to Related Parties

            The Company is the holder of a note receivable from the Company's director and former president for $29,000, which bears interest at 4% per annum. At March 31, 2006, the total balance outstanding, including accrued interest of $4,884, was $33,884. Interest for the three months ended March 31, 2006 and March 31, 2005 was $290 in each period.

Note 6 - Advances from Stockholder

            In December 2001, a stockholder advanced $50,000 to the Company, which bears interest at 6% and is due and payable on demand. As of March 31, 2006, interest in the amount of $12,750 has been accrued, including $750 in the three months ended March 31, 2006 and $750 in the three months ended March 31, 2005.

Note 7 - Convertible Note Payable - Related Party

            In July, 2005, the Company issued to a related party an unsecured convertible note, with warrants attached, in the principal amount of $90,000 in exchange for $90,000 cash.  The note proceeds were used for prepayments under a product supply agreement described above in Note 4 - Prepayments under Product Supply Agreement. The note had a maturity date of January 15, 2007 and provided for interest at 12% per annum, payable semi-annually.

            The note also provided for conversion into the Company's common stock, at the holder's option, at the lesser of $0.10 per share or the average of the two highest bids for the Company's common stock for the five days prior to conversion.

            On February 1, 2006, the holder of the note exercised its right to convert the note into 900,000 shares of the Company's common stock.

            The attached warrants are described below, in Note 8 - Stockholders' Equity - Warrants Issued with Convertible Note.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Interim Financial Statements
 March 31, 2006

(unaudited)

Note 7 - Convertible Note Payable - Related Party (Continued)

            Pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27"Application of Issue No. 98-5 to Certain Convertible Instruments," the issuance of the $90,000 note and detachable warrants resulted in a discount being recorded in the amount of $3,530 from the beneficial conversion feature and relative fair value of the warrants, as determined using an appropriate valuation model, and was amortized over the term of the $90,000 note. From the date of issuance through February 1, 2006, the Company amortized a total of $1,300, including $200 in the quarter ended March 31, 2006,  of the discount to interest expense. The beneficial conversion feature in the amount of $1,765 was credited to Stockholders' equity - Additional paid-in capital at the date of issuance of the note payable. Upon conversion, the principal balance of the note, $90,000, less the unamortized discount, $2,230, was credited to Stockholders' equity – Common stock and Stockholders' equity – Additional paid- in capital.

            The warrants and the shares of Common Stock issued upon conversion of the note are restricted as to transferability. The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities. The holder of the warrants and shares of Common Stock issued upon conversion may include the securities as part of any future registration statement of the Company pursuant to "piggy-back" registration rights.

Note 8 - Stockholders' Equity

            Capital Structure

            The Company is authorized by its Articles of Incorporation to issue 50,000,000 shares of common stock with a par value of $0.0001 and 25,000,000 shares of preferred stock. As of March 31, 2006 there were 39,379,648 shares of Common Stock issued and outstanding and there were no preferred shares issued as of that date.

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

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Interim Financial Statements
March 31, 2006

(unaudited)

Note 8 - Stockholders' Equity (Continued)

            Stock Issued for Services

            On February 26, 2005, the Company issued 600,000 shares of Common Stock for services rendered.  The shares, which are restricted as to transferability, were valued at $22,500, or $0.0375 per share, which was representative of the approximate market value at the date of issuance.

            On February 1, 2006, the Company issued 85,000 shares of Common Stock as partial compensation for consulting services pursuant to a five-month agreement ending March 31, 2006. The shares, which are restricted as to transferability, were valued at $17,000, or $0.20 per share, which was representative of the approximate market value at the date of issuance. Of the total expense, $6,800 was charged in the year ended December 31, 2005 and $10,200 in the quarter ended March 31, 2006.

            Also on February 1, 2006, the Company issued 180,000 shares of Common Stock as partial compensation for consulting services pursuant to a one-year agreement ending September 30, 2006. The shares, which are restricted as to transferability, were valued at $36,000, or $0.20 per share, which was representative of the approximate market value at the date of issuance. Of the total expense, $9,000 was charged to expense in the year ended December 31, 2005; $9,000 in the quarter ended March 31, 2006; and the balance of $18,000 was recorded as a prepaid asset as of March 31, 2006, to be charged to expense during the remaining term of the agreement.

            The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the above detailed securities.

            Warrants - Issued with Convertible Note

            In connection with the issuance of the Convertible Note Payable, described above in Note 7 - Convertible Note Payable - Related Party, the Company issued to the purchaser of the note 18-month warrants to purchase 180,000 shares of the Company's common stock at an exercise price of $0.10 per share. The expiration date of the warrants is January 15, 2007. The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the warrants. The warrant holder is entitled to certain "piggy-back" registration rights. At the date of issuance, the fair value of the warrants, $1,765, was credited to Stockholders' equity - Additional paid-in capital.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Interim Financial Statements
March 31, 2006

(unaudited)

Note 8 - Stockholders' Equity (Continued)

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

Note 9 - Stock Option Plan

            In July 1998, the Company adopted the Bellacasa Productions, Inc. 1998 Stock Option Plan (the "Plan").  The Plan provides for the issuance of up to 1,000,000 shares of Common Stock over a ten-year period.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  In February 2005, stock options to purchase 50,000 and 400,000 shares of Common Stock were granted to two separate individuals, each having an expiration date of February 2010 and an exercise price of $0.15 per share.  In April 2005, a director, in connection with his resignation, returned to the Company the stock option for 50,000 shares. On October 1, 2005, an additional 200,000 stock options were granted with an expiration date of February 2010 and an exercise price of $0.20 per share. At the respective dates of issuance, the fair value of the 600,000 stock options, which totaled $21,600, was charged to expense and credited to Stockholders' equity - Additional paid-in capital.  As of March 31, 2006, no other stock options had been granted and the total of stock options outstanding was 600,000.

Note 10 - Commitments

            The Company has entered into the following agreements:

            Amended and Restated Product Supply Agreement ("Supply Agreement") and Amended Patent Agreement ("Patent Agreement") each between Aquamer and Partners in Biomaterials, Inc. are effective March 31, 2006. The Supply Agreement, which terminates in February 2031 (unless Aquamer fails to secure FDA approval of its devices in which case the termination date may be in February 2012), obligates Aquamer to minimum annual purchases of $50,000.  The Patent Agreement is exclusive, has a term in perpetuity and requires Aquamer to pay royalties of 5% of net sales until patent expiration and 2% thereafter.

            BELLACASA PRODUCTIONS, INC.
(a development stage company)

 Notes to Interim Financial Statements
March 31, 2006

(unaudited)

Note 10 – Commitments (Continued)

            Consulting Agreement with Stuart Hamill, effective October 1, 2005, for a one-year term subject to month-to-month renewals for services related to securing regulatory approval for marketing the Company's products. Compensation is 15,000 shares of the Company's common stock per month for a total of 180,000 shares; stock options to acquire 150,000 shares of the Company's common stock; and 150,000 shares of the Company's common stock upon achieving certain milestones.

Note 11 - Going Concern

            The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of the Successor Company of approximately $600,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

            Management's plans are to raise additional capital either in the form of common stock or convertible securities and continue research and development and pursue clinical trials to obtain necessary approvals to market the Company's products. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Description of Business

General

            Bellacasa Productions, Inc. ("we," "us," "our," the "Company", the "Registrant" or "Bellacasa"), a Nevada corporation, was formed in 1998.

            On November 15, 2004, we entered into a Stock Purchase Agreement to acquire all of the issued and outstanding stock of Aquamer, Inc. ("Aquamer"), a development stage medical technology corporation organized under the laws of Delaware, in exchange for shares of our Common Stock.  The agreement was amended on January 26, 2005, at which time the transaction was consummated.

            The acquisition was structured as a reverse takeover, whereby former shareholders of Aquamer obtained voting control over Bellacasa upon issuance of 28,504,148 shares of Bellacasa common stock, which represented approximately 78% of the total shares outstanding.  As a result, Aquamer became our wholly owned subsidiary.  Aquamer, Inc. was incorporated in Delaware on February 4, 2000.

Business Overview

          Bellacasa Productions, Inc., through our wholly owned subsidiary, Aquamer, Inc., is a clinical development stage company with a platform technology that builds on over ten years of scientific effort.  We are a medical device company focused on the development and commercialization of three injectable biocompatible products.  The products we are developing consist of a water-based polymer technology utilized as a tissue-bulking agent in the fields of dermatology (AquaDerm) urology/gynecology (AquaGen), and gastroenterology (AquaFlux).  Although we are a development stage company, our products are based on the results of several years of research and development, whereby we are now in the stage of preparing for, and executing on, clinical evaluation milestones.

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

Products in Development

            We are developing the following products designed for use in dermatology, urology and gastroenterology:

            Dermatology

            AquaDerm is targeted at the long-term effects of skin treatment.  AquaDerm addresses conditions of tissue atrophy due to aging, facial wrinkles and depressed scars, as well as soft tissue defects resulting from surgery and inflammatory skin diseases.  PVP has infinite molecular weight as a base polymer matrix, which impedes absorption and migration of polymer substrate into the surrounding tissue, thus lengthening the cosmetic effect. Most other injectable materials are suspensions (leading to the absorption of suspension media and migration of suspended particles) or biological in nature (such as collagen, which the body digests). Our product will be injected into the affected areas and filled to the appropriate point, making the defect flush with the surrounding tissue, or in the case of lip augmentation "plumped" to the desired size. Most products in the facial aesthetics/dermatology market today have the common drawback of migration/absorption.  Animal trials and initial human clinical trials indicate longer-term maintenance of results for AquaDerm.

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

Research and Development

            We spent no money on research and development activities for the quarter ended March 31, 2006 and the fiscal years ended December 31, 2005.

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

Three months ended March 31, 2006 and three months ended March 31, 2005 for Bellacasa including its wholly owned subsidiary, Aquamer,("Successor Company'')  and since Successor Company's  inception , February 4, 2000, through December 31, 2006:

            Sales – Neither Bellacasa or its wholly owned subsidiary, Aquamer, have had any revenue since their respective dates of incorporation.

            Costs and Expenses - Total expenses for the three months ended March 31, 2006 were $46,143, compared to $23,255 in the three months ended March 31, 2005.

            Expenses in the first fiscal quarter of 2006 included general and administrative expenses of approximately $44,500 that consisted primarily of professional fees of approximately $41,500 for consulting, legal, accounting and digital document services; with the balance of approximately $3,000 for travel and meetings, transfer agency and insurance. Other expenses for the period were interest expense, $1,850; and depreciation, $259.

            Of the $41,500 professional fees, $19,200 was paid with our stock, in lieu of cash. Interest expense of $1,560 included $750 for interest accrued on the $50,000 shareholder advance; $1,100 for interest on the $90,000 convertible note of which $900 was accrued and $200 was amortized discount; offset by accrued interest income of $290 on our advance to a related party.

            Expenses for the three months ended March 31, 2005 were $23,255, which consisted of $22,500 for consulting and professional services that were paid for with shares of our stock, in lieu of cash; $259 for depreciation; $36 for bank charges and $750 for interest accrued on the $50,000 shareholder advance, which was offset by accrued interest income of $290 on our advance to a related party.

            Costs and expenses since inception, as a development stage enterprise, were approximately $656,000. These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000, up until its acquisition by Bellacasa on January 26, 2005 and then on a consolidated basis through March 31, 2006.

            Gain on Debt Restructuring – We did not have gain on debt restructuring in the first three months of 2006 or 2005.

            Since inception, we had approximately $35,000 of gain on debt restructuring. The gain was during the period from Aquamer's date of incorporation, February 4, 2000, up until its acquisition by Bellacasa on January 26, 2005 and then on a consolidated basis through March 31, 2006.

            Net Loss –  Net loss, before taxes, for the three months ended March 31, 2006 was $46,143.  Net loss, before taxes, for the three months ended March 31, 2005 was $23,255. The net change of approximately $22,000 resulted from the increase of fees for professional eservices of $19,000 and other expenses of approximately $3,000.

            Since inception, our losses through March 31, 2006 have totaled approximately $621,000.

            We have not reduced our net loss, for the three months ended March 31, 2006 or for the three months ended March 31, 2005, by any tax or tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

           Net loss per share for both the three months ended March 31, 2006 and March 31, 2005 was less than $0.005 per share. Per share losses for the first quarter of 2006 and for the comparable 2005 period were based on 38,978,370 and 28,998,496 weighted average shares, respectively.

Liquidity and Capital Resources

            As of March 31, 2006, our cash balance was $68,113, as compared to $122,482 on December 31, 2005.

            As of December 31, 2005, our liabilities totaled $246,246. On February 1, 2006, our note payable due in January 2007 was exchanged for 900,000 shares of our common stock in accordance with the conversion terms of the note.  Also in February 2006, the $15,800 accrued liability to issue shares was eliminated by the issuance of the agreed upon number of shares.

            As of March 31, 2006, our total liabilities were $115,281, which consisted of an advance by one of our stockholders, Charles LaLoggia, of $50,000 and accounts payable and accrued expenses totaling $66,281, which includes accrued interest of $12,750 on the Charles LaLoggia advance. No arrangements have been made as to the repayment of the Charles LaLoggia liability, which is payable on demand.

            We intend to meet our cash needs for the next 12 months by the sale of securities or borrowings. We need to raise additional capital in order to pursue our business plan, and the required additional financing may not be available on terms acceptable to us, or at all. No binding commitment for an investment of funds in our company has been made, and a number of factors beyond our control may make any future financings uncertain.  Although we believe that the commencement of trading of our common stock on the OTC Bulletin Board has enhanced our capital raising ability, there is no assurance we will be able to sell our securities or borrow funds to pursue our business objectives. We will require the infusion of capital to sustain planned growth and continue the process for regulatory approval of the Aquamer products. Failure to raise enough capital to continue clinical trials may hold a significant risk to our shareholders.

Ability to Continue as a Going Concern and Plan of Operation

            Our consolidated financial statements, which are included in this Form 10-QSB, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of more than $620,000 since Aquamer's incorporation on February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of Common Stock or convertible securities and continuing our research and development efforts and pursuing clinical trials to obtain the necessary approvals to market our products. There can be no assurance, however, we will be successful in accomplishing our objectives.

Capital Expenditures

           We did not make any capital expenditures in the first quarter of 2006 and we do not expect to make any significant capital expenditures during the remainder of the year.

ITEM 3 - CONTROLS AND PROCEDURES

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him. As of March 31, 2006, and the date of this Report, Edwin A. Reilly served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer). There have been no changes in our internal controls over financial reporting which could significantly affect or are reasonably likely to materially affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-QSB.

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

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

            To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            Common Stock

            On February 1, 2006, we issued a total of 1,165,000 shares of Common Stock consisting of the following:

            85,000 shares to Douglas Arnold, a consultant, as partial compensation for consulting services pursuant to a five-month agreement ending March 31, 2006. The shares, which are restricted as to transferability, were valued at $17,000, or $0.20 per share, which was representative of the approximate market value at the date of issuance. Of the total expense of $17,000, $6,800 was charged in the year ended December 31, 2005 and $10,200 in the quarter ended March 31, 2006.

            180,000 shares to Stuart Hamill, a consultant, as partial compensation for consulting services pursuant to a one-year agreement ending September 30, 2006. The shares, which are restricted as to transferability, were valued at $36,000, or $0.20 per share, which was representative of the approximate market value at the date of issuance. Of the total expense, $9,000 was charged to expense in the year ended December 31, 2005, $9,000 in the quarter ended March 31, 2006 and the balance of $18,000 was recorded as a prepaid asset as of March 31, 2006 to be charged to expense during the remaining term of the agreement.

            900,000 shares to Patricia Jenkins upon conversion of $90,000 principal amount of the Company's 12% unsecured convertible note payable.  The note, which had originally been issued on July 15, 2005, was converted in accordance with its terms at $0.10 per share.

            The above shares of Common Stock have not been registered under the Securities Act of 1933, as amended, or under any state securities laws and may not be offered or sold absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

            As of March 31, 2006, we had 39,379,648 shares of common stock outstanding.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4 - SUBMISSION TO A VOTE OF SECURITY HOLDERS

            On April 28, 2006, the Board of Directors approved certain actions that required stockholder approval. On May 4, 2006, nine stockholders, owning 20,922,617 shares of our Common Stock outstanding as of the record date of April 28, 2006, consented in writing to the following actions:

            1. Approving an amendment to our Articles of Incorporation to change the name of the Company to Aquamer Medical Technologies, Inc.

            2. Approving an amendment to our Articles of Incorporation to increase the authorized shares of Common Stock from 50,000,000 shares to 300,000,000 shares.

            3. Approving the filing of the Amended and Restated Articles of Incorporation to reflect the change of our corporate name and the increase of the number of authorized shares of Common Stock.

            4. Approving an amendment to our stock option plan increasing the number of shares of Common Stock authorized for issuance under the 1998 Bellacasa Productions, Inc. Stock Option Plan (the "Stock Option Plan") from 1,000,000 shares to 5,000,000 shares of Common Stock and changing the name of the Stock Option Plan to reflect the change of our corporate name.

            Such approval and consent constitutes the approval and consent of holders of more than 50% of the outstanding shares of the Common Stock and is sufficient under the Nevada General Corporation Law and our Articles of Incorporation and Bylaws to approve the action. Accordingly, the actions were not be submitted to the other stockholders of Bellacasa.

            The above proposed amendments will take effect approximately 20 days after we furnish our stockholders with a Definitive Information Statement, which we expect to mail on or about May 22, 2006.

ITEM 5 - OTHER INFORMATION

            None.

ITEM 6 - EXHIBITS

(a)	Exhibits

Exhibit 31.1 - Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

Exhibit 32.1 – Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellacasa Productions, Inc.

(Registrant)

By:	/s/ Edwin A. Reilly

Edwin A. Reilly President and Chief Executive Officer

Date:	May 10, 2006