Form 10KSB/A
period 2005-12-31
BELLACASA PRODUCTIONS INC
filed 2006-06-26
CIK 1108088

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this amended Annual Report on Form 10-KSB/A are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Bellacasa Productions, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this amended Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

BELLACASA PRODUCTIONS, INC. FORM 10-KSB/A TABLE OF CONTENTS
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

SIGNATURES
EXHIBITS

EXPLANATORY NOTE

        This Amendment to our annual report on Form 10-KSB for the year ended December 31, 2005 restates our previously reported financial statements and revises Item 6 - Management's Discussion and Analysis or Plan of Operation to conform to the restatement.

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

            Urinary incontinence afflicts more than 25 million people worldwide, 85 percent of whom are female.  The condition may have negative emotional, social and hygienic consequences. The Agency for Health Policy and Research (AHCPR), a division of the Public Health Service, U.S. Department of Health and Human Services, estimates that urinary incontinence affects approximately 13 million people in the United States, of which 85% or 11 million are women. The same agency estimates the total cost (utilizing all management and curative approaches) of treating incontinence of all types in the United States as $15 billion.  Urethral bulking agents ("UBA") are currently recommended by AHCPR as first-line treatment for woman with ISD who do not have coexisting urethral hypermobility. Male patients can also benefit from a urethral bulking agent procedure, which is recommended as a first-line surgical treatment for men with ISD, according to the Agency for Health Policy and Research. According to the American College of Surgeons, there are approximately 400,000 prostate surgeries performed each year in the United State s, and up to 20% of these men develop incontinence following the procedure. Additionally, urinary incontinence can result in a substantial decrease in a person's quality of life, and it is often the main reason a family may move an elderly relative into nursing home care.  We expect the incidence of urinary incontinence will rise as the percentage of elderly people continues to increase.  The Agency for Healthcare Research and Quality ("AHRQ") reported that vesicoureteral reflux (VUR) is primarily a pediatric concern, with a prevalence estimated to be as high as 3% of the U.S. pediatric population. Approximately 15,000 surgical procedures are performed per year to address this VUR issue. Patients with VUR grades 1 through 4 in this population are candidates for minimally invasive surgery using a bulking agent. Globally, the use of a bulking agent to correct the VUR condition can reduce patient costs related to continued use of antibiotics for treatment of chronic urinary tract infections, which can lead to more serious related complications.

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

RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals, including those described below. The risks described below are not the only ones we will face. Additional risks not presently known to us or that we currently deem immaterial may also impair our financial performance and business operations. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. Before making any investment decision, you should also review and consider the other information set forth in this amended Annual Report on Form 10-KSB/A and the exhibits thereto.

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

            The financial statements included in this amended annual report are those of the accounting acquirer (Aquamer, Inc.) for all historical periods and are combined to include the operating results and cash flows of the accounting acquiree (Bellacasa Productions, Inc.) after January 26, 2005.

Year ended December 31, 2005 for Aquamer (including Bellacasa from the date of acquisition January 26, 2005) and for Aquamer for the year ended December 31, 2004 and since its inception.

            Sales - We did not have any sales during the years ended December 31, 2005 and 2004. Bellacasa and Aquamer are both development stage entities, and neither has had revenues since formation.

            Costs and Expenses - Total expenses for the year ended December 31, 2005 were $121,716, compared to $143,417 in the year ended December 31, 2004. Our expenses in 2005 were general and administrative expenses - $112,790 that included professional fees for consulting, legal, accounting and digital document services totaling approximately $106,000 and the balance of approximately $7,000 for travel and meetings and transfer agency expenses; depreciation expense - $1,036; and interest expense – $7,890. Of the $106,000 professional fees, $22,500 was paid with our stock, in lieu of cash, and $25,765 was the deemed value of stock options and warrants issued for consulting services. Interest expense of $7,890 included $3,000 for interest accrued on the $50,000 shareholder advance; $6,050 for interest on the $90,000 convertible note of which $4,950 was accrued and $1,100 was amortized discount; offset by accrued interest income of $1,160 on our advance to a related party.

            Expenses for the year ended December 31, 2004 were $143,417, of which $138,000 was consulting fees paid for with stock, in lieu of cash; $5,352 for audit and legal services; $1,035 of depreciation expense; offset by $1,160 of accrued interest income

            Costs and expenses since inception, as a development stage enterprise, were $609,973. These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000, up until its acquisition by Bellacasa on January 26, 2005 and then on a consolidated basis through December 31, 2005.

            Net Loss –  Net loss, before taxes, for the year ended December 31, 2005 was $121,716.   Net loss before taxes, for the year ended December 31, 2004 was $143,417.

            Since inception, our losses through December 31, 2005 have totaled $575,282.

            We have not reduced our net loss, for the fiscal year ended December 31, 2005 or for the fiscal year ended December 31, 2004, by any tax or tax benefit, consequently, for both years, our net loss was the same before and after taxes.

           Net loss per share for the year ended December 31, 2005 was $Nil (less than $0.005) per share. Net loss per share for the year ended December 31, 2004 was $0.01 and since inception, net loss per shares was $0.03  Per share net losses for 2005, 2004 and since inception were based on 37,519,011 weighted average common shares outstanding in 2005; 24,883,964 in 2004; and17,719,336 since inception.

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

             During the next two years (2006 and 2007), we plan to expand enrollment in our clinical trial for dermatology, file for an Investigational Device Exemption and initiate a small clinical trial for stress urinary incontinence, and file for an Investigational Device Exemption for gastroesophageal reflux disease.  The cost to carry out these activities will be approximately $1,100,000 during the two-year period.  Depending on when the activities commence in 2006, the approximate cost for the fiscal year ending December 31, 2006 will be $400,000. We plan to raise the necessary funds through investment banks and/or private investors. There can be no assurance, however, that we will be successful in raising the necessary capital.

Ability to Continue as a Going Concern and Plan of Operation

            Our financial statements, which are included in this Form 10-KSB/A, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $575,000 since Aquamer's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing our research and development efforts and pursuing clinical trials to obtain the necessary approvals to market our products. There can be no assurance, however, that we will be successful in accomplishing our objectives.

Capital Expenditures

            In the year ended December 31, 2005, we did not make any capital expenditures and we do not expect to make significant capital expenditures in 2006.

Item 7 - Financial Statements

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Bellacasa Productions, Inc.
Marlborough, Massachusetts 01752

            I have audited the accompanying consolidated balance sheet of Bellacasa Productions, Inc. (the "Company") as of December 31, 2005 and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 2005 and 2004 and for the cumulative development stage period of February 4, 2000 through December 31, 2005. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. The cumulative statements of operations, stockholders' equity, and cash flows from February 4, 2000 (inception) through December 31, 2002, were audited by other auditors whose reports threon expressed an unqualified opinion on those statements, with a paragraph emphasizing that there was substantial doubt the entity might survive as a going concern. My report on the cumulative statements of operations, stockholders' equity, and cash flows from February 4, 2000, (inception) through December 31, 2005, insofar as it relates to amounts for periods ending on or prior to December 31, 2002, is based solely on the reports of the other auditors.

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

            In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bellacasa Productions, Inc. as of December 31, 2005 and the results of its operations, its cash flows and changes in stockholders' equity for the years ended December 31, 2005 and 2004 and for the cumulative development stage period of February 4, 2000 (inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States.

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
Rochester, New York

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

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

Consolidated Statements of Operations

		Year ended December 31, 2005	Year ended December 31, 2004	Period from February 4, 2000 (inception) through December 31, 2005

Revenue		$0	$0	$0

Costs and expenses:
General and administrative		112,790	143,542	396,458
Research and development		0	0	206,121
Depreciation		1,036	1,035	6,332
Interest, net of interest income		7,890	(1,160)	1,062

Total costs and expenses		121,716	143,417	609,973

Loss before other income and income taxes		(121,716)	(143,417)	(609,973)

Forgiveness of related party debt		0	0	34,691

Loss before income taxes		(121,716)	(143,417)	(575,282)
Income taxes		0	0	0

Deficit accumulated during development stage		$(121,716)	$(143,417)	$(575,282)

Basic and diluted loss per share	$	(NIL )	$(0.01)	$(0.03)

Weighted average number of shares outstanding		37,519,011	24,883,964	17,719,336

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Consolidated Statement of Stockholders' Equity

	Preferred A		Preferred B		Common			Deficit Accumulated During Development Stage

	Shares	Par Value	Shares	Par Value	Shares	Common Stock Amount	Additional Paid-In Capital

Balance at February 4, 2000 (inception)	0	$0	0	$0	0	$0	$0	$0

Series A Preferred issued for cash, Feb 2000 @ $.01 per share	9,000,000	900					99,100
Contributed capital							50
Series B Preferred issued for services, Jun 2000 @ fair value - $.25 per share			108,800	11			27,189
Series B Preferred issued for cash, Sep 2000 @ $.25 per share			700,000	70			174,930
Net Loss								(154,940)

Balance at December 31, 2000	9,000,000	900	808,800	81	0	0	301,269	(154,940)

Net Loss								(39,806)

Balance at December 31, 2001	9,000,000	900	808,800	81	0	0	301,269	(194,746)

Net Loss								(111,482)

Balance at December 31, 2002	9,000,000	900	808,800	81	0	0	301,269	(306,228)

Conversion to common stock	(9,000,000)	(900)	(808,800)	(81)	9,808,800	981	0
Issued in settlement of related party amounts, Jan 2003 for actual costs @ $.03 per share					99,500	10	3,125
Shares issued due to realignment of ownership, Sep 2003					13,677,348	1,368	(1,368)
Net Loss								(3,921)

Balance at December 31, 2003	0	0	0	0	23,585,648	2,359	303,026	(310,149)

Shares issued for cash, Sep/Oct 2004 @ $.0375 per share					920,000	92	34,408
Shares issued due to realignment of ownership, Oct 2004					318,500	31	(32)
Shares issued for consulting services, Oct 2004 for fair value @ $.0375 per share					3,680,000	368	137,632
Net Loss								(143,417)

Balance at December 31, 2004	0	0	0	0	28,504,148	2,850	475,034	(453,566)

Effect of Recapitalization, Jan 2005					8,185,500	819	(89,817)
Shares issued for consulting services, Feb 2005 at fair value @ $.0375 per share					600,000	60	22,440
Shares issued for cash, May 2005 @ $.20					925,000	93	184,907
Options issued for services							21,600
Warrants issued for services							4,165
Warrants issued as loan inducement							1,765
Impact of beneficial conversion feature on debt							1,765
Net Loss								(121,716)

Balance at December 31, 2005	0	$0	0	$0	38,214,648	$3,821	$621,859	$(575,282)

See accompanying notes to financial statements.

F-5

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from February 4, 2000 (inception) through December 31, 2005

Cash flows from operating activities:
Deficit accumulated during development stage	$(121,716)	$(143,417)	$(575,282)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	1,036	1,035	7,431
Amortization of discount of note payable - related party	1,100	0	1,100
Expenses paid by issuance of common stock	22,500	0	248,002
Expenses paid by issuance of warrants and stock options	25,765	0	25,765
Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	(141,160)	(1,160)	(139,594)
Increase (decrease) in accounts payable and accrued expenses	59,891	(1,850)	142,509

Net cash used in operating activities	(152,584)	(7,392)	(291,168)

Cash flows from investing activities:
Purchase of equipment	0	0	(6,900)
Advance to affiliate	0	(30,000)	(30,000)

Net cash used in investing activities	0	(30,000)	(36,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	185,000	34,500	219,550
Proceeds from issuance of preferred stock	0	0	175,000
Advances from related parties	90,000	0	129,500
Repayment of related party loans	0	0	(73,500)

Net cash generated by financing activities	275,000	34,500	450,550

Change in cash	122,416	(2,892)	122,482

Cash at beginning of period	66	(2,958)	0

Cash at end of period	$122,482	$66	$122,482

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

 Notes to Consolidated Financial Statements
 Year Ended December 31, 2005

Note 1 - Organization

              Aquamer, Inc. ("Aquamer") was formed as a Delaware corporation on February 4, 2000, for the purpose of developing medical products, using water-based tissue-bulking technology, for the fields of dermatology, gastroenterology and urology.

              On January 26, 2005, pursuant to a stock purchase agreement and share exchange among Bellacasa Productions, Inc. ("Bellacasa" or the "Company"), Aquamer, and the shareholders of Aquamer, Bellacasa purchased all of the outstanding shares of Aquamer through the issuance of 28,504,148 shares of Bellacasa common stock directly to the Aquamer shareholders. Pursuant to the agreement, Aquamer became a wholly owned subsidiary of the Company. As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (Aquamer, Inc.).

                Accordingly, the financial statements included in the post merger filing are those of the accounting acquirer (Aquamer, Inc.) for all historical periods and are combined to include the operating results and cash flows of the accounting acquiree (Bellacasa Productions, Inc.) after January 26, 2005.

                Bellacasa Productions, Inc., a Nevada corporation, ("Bellacasa" or the "Company") was incorporated on July 28, 1998 for the purpose of operating in the entertainment industry, specifically in connection with the production and distribution of motion pictures.

Note 2 - Basis of Presentation

Principles of Consolidation

              The 2005 financial statements include the accounts of Bellacasa Productions, Inc. (from January 26, 2005) and its wholly-owned subsidiary Aquamer Inc. The 2004 financial statements are comprised solely of the historical financial statements of Aquamer, Inc. All significant inter-company balances and transactions have been eliminated in consolidation including a pre-acquisition loan from Aquamer to Bellacasa in the amount of $30,000.

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

              Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense was $1,036 and $1,035 for fiscal years 2005 and 2004, respectively.

              Valuation of Long-lived Assets: The recoverability of long-lived assets, including equipment, goodwill and other intangible assets, is reviewed when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

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

              Stock-based awards to employees are accounted for using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44. The Company intends to adopt SFAS 123(R) using the "modified prospective" transition method beginning with the first quarter of 2006. Under this method, awards that are granted, modified, or settled after December 15, 2005, will be measured and accounted for in accordance with SFAS 123(R). In addition, beginning in the first quarter of 2006, expense must be recognized in the earnings statement for unvested awards that were granted prior to the adoption of SFAS 123(R). The expense will be based on the fair value determined at grant date under SFAS 123, "Accounting for Stock-Based Compensation.

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

	2005	2004

The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0	$0
State	0	0

Total currently payable	0	0

Deferred:
Federal	39,315	46,323
State	6,087	7,171

Total deferred	45,402	53,494
Less decrease (increase) in allowance	(45,402)	(53,494)

Net deferred	0	0

Total income tax provision (benefit)	$0	$0

	2005	2004

Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$141,622	$96,220

Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards	(141,622)	(96,220)

Net deferred income taxes	$0	$0

Note 5 - Prepayments under Product Supply Agreement

              Pursuant to a product supply agreement entered into by Aquamer in October 1999, the Company, in July 2005, prepaid $90,000 for the purchase of hydrogel product, based on poly-N-vinylpyrrolidone, as specified in certain U.S. Patents. In December 2005, the Company also paid $20,000 and recorded $30,000 as an account payable, which was paid in January 2006, for additional prepayment under the product supply agreement, which mandates minimum purchases of $50,000 per year.  The $110,000 cash payments and $30,000 additional billing satisfied the Company's purchase obligations for 2003, 2004 and 2005. No date has been set for the manufacturing of the product or delivery of the product to the Company.

Note 6 - Advances to Related Parties

              The Company is the holder of a note receivable from the Company's director and former president for $29,000, which bears interest at 4% per annum. At December 31, 2005, the total balance outstanding including accrued interest of $4,594 was $33,594. Interest for the year ended December 31, 2005 was $1,160.

Note 7 - Property and Equipment

              Property and equipment consists of the following:

	December 31, 2005	December 31, 2004

Equipment	$6,900	$6,900
Less accumulated depreciation	(6,331)	(5,296)

	$569	$1,604

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

              Warrants - Issued with Convertible Note

              In connection with the issuance of the Convertible Note Payable, described above in Note 9 - Convertible Note Payable - Related Party , the Company issued, to the purchaser of the note, 18-month warrants to purchase 180,000 shares of the Company's common stock at an exercise price of $0.10 per share. The expiration date of the warrants is January 15, 2007. The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the warrants. The warrant holder is entitled to certain "piggy-back" registration rights. At the date of issuance, the fair value of the warrants, $1,765, was credited to Stockholders' equity - Additional paid-in capital.

                              - Issued for Services

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

              For valuing the warrants issued with the convertible note and the warrants issued for services, the Company uses the Black-Scholes option pricing model with the following assumptions.

Table of Key Assumptions

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life

2005	4.0%	0.0%	50.0%	3-5 years.
2004	4.0%	0.0%	50.0%	n/a.

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

PART II (Continued)

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

            Our Code of Business Conduct was filed with the Securities and Exchange Commission on March 31, 2006, as Exhibit 14.1 to the original annual report on Form 10-KSB. We will provide a copy of the Code of Business Conduct to any person without charge, upon request.

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

Item 13 - Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.		Description

10.1	*	Consultancy Agreement between Stuart J. Hamill and Bellacasa Productions, Inc., effective October 1, 2005
10.2	*	Consultancy Agreement between Arnold & Associates, LLC and Bellacasa Productions, Inc., effective October 31, 2005
10.3	*	Patent License Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.4	*	Product Supply Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
14.1	*	Code of Business Conduct
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

        * Previously filed on March 31, 2006, as an exhibit to original Form 10-KSB.

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

Bellacasa Productions, Inc.

(Registrant)

By:	/s/ Edwin A. Reilly

Edwin A. Reilly President and Chief Executive Officer

Date:	June 26, 2006

            In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edwin A. Reilly

Edwin A. Reilly Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	June 26, 2006

By:	/s/ Steven Preiss

Steven Preiss Director

Date:	June 26, 2006