Form 10QSB/A
period 2006-03-31
BELLACASA PRODUCTIONS INC
filed 2006-07-17
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this amended Quarterly Report on Form 10-QSB/A are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Bellacasa Productions, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

SIGNATURES

EXPLANATORY NOTE

        This Amendment to our quarterly report on Form 10-QSB for the quarter ended March 31, 2006 restates our previously reported financial statements and revises Item 2 - Management's Discussion and Analysis or Plan of Operation to conform to the restatement.

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

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Period from February 4, 2000 (inception) through March 31, 2006

Cash flows from operating activities:
Deficit accumulated during development stage	$(46,143)	$(23,255)	$(621,425)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	259	259	6,591
Amortization of discount of note payable - related party	200	0	1,300
Expenses paid by issuance of common stock	19,200	22,500	267,202
Expenses paid by issuance of warrants and stock options	0	0	25,765
Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	(290)	(290)	(139,884)
Increase (decrease) in accounts payable and accrued expenses	(27,595)	750	114,914

Net cash used in operating activities	(54,369)	(36)	(345,537)

Cash flows from investing activities:
Purchase of equipment	0	0	(6,900)
Advance to affiliate	0	0	(30,000)

Net cash used in investing activities	0	0	(36,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	219,550
Proceeds from issuance of preferred stock	0	0	175,000
Advances from related parties	0	0	129,500
Repayment of related party loans	0	0	(73,500)

Net cash generated by financing activities	0	0	450,550

Change in cash	(54,369)	(36)	68,113

Cash at beginning of period	122,482	66	0

Cash at end of period	$68,113	$30	$68,113

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

Note 2 - Basis of Presentation

            The financial statements presented herein have been prepared in accordance with the accounting policies described in the Company's December 31, 2005 amended Annual Report on Form 10-KSB/A and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

            In the opinion of management, the information furnished in this amended Form 10-QSB/A reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2006 and 2005.

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
 Notes to Interim Financial Statements
  March 31, 2006
(unaudited)

Note 7 - Convertible Note Payable - Related Party (Continued)

            Pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27"Application of Issue No. 98-5 to Certain Convertible Instruments,"  the issuance of the $90,000 note and detachable warrants resulted in a discount being recorded in the amount of $3,530 from the beneficial conversion feature and relative fair value of the warrants, as determined using an appropriate valuation model, and was amortized over the term of the $90,000 note. From the date of issuance through February 1, 2006, the Company amortized a total of $1,300, including $200 in the quarter ended March 31, 2006, of the discount to interest expense. The beneficial conversion feature in the amount of $1,765 was credited to Stockholders’ equity - Additional paid-in capital  at the date of issuance of the note payable. Upon conversion, the principal balance of the note, $90,000, less the unamortized discount, $2,230, was credited to Stockholders’ equity - Common stock and Stockholders' equity - Additional paid- in capital.

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

            Warrants - Issued with Convertible Note

            In connection with the issuance of the Convertible Note Payable, described above in Note 7 - Convertible Note Payable - Related Party , the Company issued to the purchaser of the note 18-month warrants to purchase 180,000 shares of the Company's common stock at an exercise price of $0.10 per share. The expiration date of the warrants is January 15, 2007. The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the warrants. The warrant holder is entitled to certain "piggy-back" registration rights. At the date of issuance, the fair value of the warrants, $1,765, was credited to  Stockholders' equity - Additional paid-in capital.

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

Note 10 - Commitments (Continued)

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Business Overview

            Bellacasa Productions, Inc., through our wholly owned subsidiary, Aquamer, Inc., is a clinical development stage company with a platform technology that builds on over ten years of scientific effort.  We are a medical device company focused on the development and commercialization of three injectable biocompatible products.  The products we are developing consist of a water-based polymer technology utilized as a tissue-bulking agent in the fields of dermatology (AquaDerm) urology/gynecology (AquaGen), and gastroenterology (AquaFlux ).  Although we are a development stage company, our products are based on the results of several years of research and development, whereby we are now in the stage of preparing for, and executing on, clinical evaluation milestones.

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

Three months ended March 31, 2006 and three months ended March 31, 2005 and since inception, February 4, 2000, (the date of Aquamer’s incorporation through March 31, 2006.

            The financial statements included in this amended quarterly report are those of the accounting acquirer (Aquamer, Inc.) for all historical periods and are combined to include the operating results and cash flows of the accounting acquiree (Bellacasa Productions, Inc.) after January 26, 2005.

            Sales - Neither Bellacasa or its wholly owned subsidiary, Aquamer, have had any revenue since their respective dates of incorporation.

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

            Gain on Debt Restructuring - We did not have gain on debt restructuring in the first three months of 2006 or 2005.

            Since inception, we had approximately $35,000 of gain on debt restructuring. The gain was during the period from Aquamer's date of incorporation, February 4, 2000, up until its acquisition by Bellacasa on January 26, 2005 and then on a consolidated basis through March 31, 2006.

            Net Loss -  Net loss, before taxes, for the three months ended March 31, 2006 was $46,143.  Net loss, before taxes, for the three months ended March 31, 2005 was $23,255. The net change of approximately $22,000 resulted from the increase of fees for professional services of $19,000 and other expenses of approximately $3,000.

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

Ability to Continue as a Going Concern and Plan of Operation

            Our consolidated financial statements, which are included in this Form 10-QSB/A, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of more than $620,000 since Aquamer's incorporation date,  February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing our research and development efforts and pursuing clinical trials to obtain the necessary approvals to market our products. There can be no assurance, however, that we will be successful in accomplishing our objectives.

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

            The above proposed amendments will take effect approximately 20 days after we furnish our stockholders with a Definitive Information Statement, which we expect to mail on or about July 19, 2006.

 ITEM 5 - OTHER INFORMATION

            None.

 ITEM 6 - EXHIBITS

(a)	Exhibits

Exhibit 31.1 - Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's amended Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2006.

Exhibit 32.1 - Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellacasa Productions, Inc.

(Registrant)

By:	/s/ Edwin A. Reilly

Edwin A. Reilly President and Chief Executive Officer

Date:	July 17, 2006