Form 10QSB
period 2006-06-30
BELLACASA PRODUCTIONS INC
filed 2006-08-21
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

 Yes [  ] No [X]

Applicable only to corporate issuers
As of August 18, 2006 (the most recent practicable date), there were 39,479,648 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.

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

SIGNATURES

PART I

 ITEM 1 - FINANCIAL STATEMENTS

BELLACASA PRODUCTIONS, INC. AND SUBSIDIARY (a development stage company) Consolidated Balance Sheets

	June 30, 2006 (unaudited)	December 31, 2005
Assets
Current assets:
Cash	$43,960	$122,482
Prepayments under product supply agreement	140,000	140,000
Prepaid expenses	9.000	0

Total current assets	192,960	262,482

Property and equipment, net	51	569
Advances to related party	34,174	33,594

	$227,185	$296,645

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$48,136	$75,926
Accrued expenses payable	19,350	16,950
Accrued liability to issue common stock	0	15,800
Advances from stockholder	50,000	50,000

Total current liabilities	117,486	158,676

Long-term liabilities:
Convertible note payable-related party (net of $2,430 original issue discount)	0	87,570

Stockholders' equity:
Common stock, $.0001 par value
50,000,000 shares, authorized 39,479,648 (38,214,648 in 2005) shares, issued and outstanding	3,948	3,822
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	0	0
Additional paid-in capital	780,603	621,859
Deficit accumulated during the development stage	(674,852)	(575,282)

Total stockholders' equity	109,699	50,399

	$227,185	$296,645

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

 Consolidated Statements of Operations
(unaudited)

		Three Months ended				Six Months ended			Period from February 4, 2000 (inception) through June 30, 2006

		June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005

Revenue		$0		$0		$0		$0	$0

Costs and expenses:
General and administrative		52,708		6,497		97,031		29,033	493,490
Research and development		0		0		0		0	206,121
Depreciation		259		259		518		518	6,850
Interest, net of interest income		460		460		2,020		920	3,082

Total costs and expenses		53,427		7,216		99,569		30,471	709,543

Loss before other income and income taxes		(53,427)		(7,216)		(99,569)		(30,471)	(709,543)

Income from forgiveness of related party debt		0		0		0		0	(34,691)

Loss before income taxes		(53,427)		(7,216)		(99,569)		(30,471)	(674,852)
Income taxes		0		0		0		0	0

Deficit accumulated during development stage		$(53,427)		$(7,216)		$(99,569)		$(30,471)	$(674,852)

Basic and diluted loss per share	$	(NIL )	$	(NIL )	$	(NIL )	$	(NIL )

Weighted average number of shares outstanding		39,398,329		37,315,472		39,188,350		33,156,984

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Period from February 4, 2000 (inception) through June 30, 2006

Cash flows from operating activities:
Deficit accumulated during development stage	$(99,569)	$(30,471)	$(674,852)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	518	518	6,850
Amortization of discount of note payable - related party	200	0	1,300
Expenses paid by issuance of common stock	38,200	22,500	286,202
Expenses paid by issuance of warrants and stock options	0	0	25,765
Fair value of office space provided without charge	600	0	600
Fair value of services provided without charge	7,500	0	7,500
Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	(580)	(580)	(140,174)
Increase (decrease) in accounts payable and accrued expenses	(25,391)	4,175	117,119

Net cash used in operating activities	(78,522)	(3,858)	(369,690)

Cash flows from investing activities:
Purchase of equipment	0	0	(6,900)
Advance to affiliate	0	0	(30,000)

Net cash used in investing activities	0	0	(36,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	20,000	219,550
Proceeds from issuance of preferred stock	0	0	175,000
Advances from related parties	0	0	129,500
Repayment of related party loans	0	0	(73,500)

Net cash generated by financing activities	0	20,000	450,550

Change in cash	(78,522)	16,142	43,960

Cash at beginning of period	122,482	66	0

Cash at end of period	$43,960	$16,208	$43,960

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
 (a development stage company)
 Notes to Interim Financial Statements
 June 30, 2006
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

            In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2006 and 2005.

BELLACASA PRODUCTIONS, INC.
 (a development stage company)
 Notes to Interim Financial Statements
 June 30, 2006
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
June 30, 2006
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

            The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. There are currently no outstanding options subject to future vesting, therefore, no charge is required for the three months and six months ended June 30, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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
June 30, 2006
 (unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

            It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any additional potential shares outstanding would be anti-dilutive. If the Company had generated earnings during the three months and six months ended June 30, 2006, it would have added 300,000 and 150,000 common equivalent shares, respectively, to the weighted average shares outstanding (none in the three months and six months ended June 30, 2005) to compute the diluted weighted average shares outstanding. The impact of options and warrants to purchase 865,000 shares was not included in the computation of diluted earnings per share at June 30, 2006, because the exercise prices of these options and warrants were greater than the average share price during the measurement period.

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

            The Company plans to use the prepaid product under this Agreement, to further its business plan. As of December 31, 2006, or sooner, if a triggering event occurs that has impaired the carrying value of the asset, the Company will make a determination regarding whether there has been an asset impairment. As of June 30, 2006, the Company has determined that there has been no impairment of value because the Company has not had sufficient time since its common stock commenced trading to arrange for financing; and there has been no triggering event which would require a reduction of carrying value of the asset.   Such triggering events may include the determination of the inability to raise sufficient capital; a foreseen delay in raising such capital; and the inability of  the manufacturer to deliver the product; or the decision of the Company to not proceed with clinical trials; or if the Company elects to change its business plan.

BELLACASA PRODUCTIONS, INC.
 (a development stage company)
 Notes to Interim Financial Statements
 June 30, 2006
 (unaudited)

Note 5 - Advances to Related Parties

            The Company is the holder of a note receivable from the Company's director and former president for $29,000, which bears interest at 4% per annum. At June 30, 2006, the total balance outstanding, including accrued interest of $5,174, was $34,174. Interest for the three months and six months ended June 30, 2006 was $290 and $580, respectively.

Note 6 - Advances from Stockholder

            In December 2001, a stockholder advanced $50,000 to the Company, which bears interest at 6% and is due and payable on demand. As of June 30, 2006, interest in the amount of $13,500 has been accrued, including $750 and $1,500 in the three months and six months ended June 30, 2006, respectively.

Note 7 - Services and Facilities Provided by Related Parties

            The Company's president provided, without cost to the Company, his services, valued at $2,500 per month, which totaled $7,500 for the three months and six months ended June 30, 2006; and from inception to June 30, 2006. A related party also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the three months, and six months ended June 30, 2006; and $600 from inception to June 30, 2006. The total of these expenses, $8,100 was reflected in the statements of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

Note 8 - Convertible Note Payable - Related Party

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

            The attached warrants are described below, in Note 9 - Stockholders' Equity - Warrants Issued with Convertible Note.

BELLACASA PRODUCTIONS, INC.
 (a development stage company)
 Notes to Interim Financial Statements
  June 30, 2006
(unaudited)

Note 8 - Convertible Note Payable - Related Party (Continued)

            Pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27"Application of Issue No. 98-5 to Certain Convertible Instruments,"  the issuance of the $90,000 note and detachable warrants resulted in a discount being recorded in the amount of $3,530 from the beneficial conversion feature and relative fair value of the warrants, as determined using an appropriate valuation model, and was amortized over the term of the $90,000 note. From the date of issuance through February 1, 2006, the date of conversion, the Company amortized a total of $1,300, including $200 in the six months ended June 30, 2006, of the discount to interest expense. The beneficial conversion feature in the amount of $1,765 was credited to Stockholders' equity - Additional paid-in capital at the date of issuance of the note payable. Upon conversion, the principal balance of the note, $90,000, less the unamortized discount, $2,230, was credited to Stockholders' equity - Common stock and Stockholders' equity - Additional paid- in capital.

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

Note 9 - Stockholders' Equity

            Capital Structure

            The Company is authorized by its Articles of Incorporation to issue 50,000,000 shares of common stock with a par value of $0.0001 and 25,000,000 shares of preferred stock. As of June 30, 2006 there were 39,479,648 shares of Common Stock issued and outstanding and there were no preferred shares issued as of that date.

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

BELLACASA PRODUCTIONS, INC.
 (a development stage company)
 Notes to Interim Financial Statements
 June 30, 2006
(unaudited)

Note 9 - Stockholders' Equity (Continued)

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

            Also on February 1, 2006, the Company issued 180,000 shares of Common Stock as partial compensation for consulting services pursuant to a one-year agreement ending September 30, 2006. The shares, which are restricted as to transferability, were valued at $36,000, or $0.20 per share, which was representative of the approximate market value at the date of issuance. Of the total expense, $9,000 was charged to expense in the year ended December 31, 2005; $9,000 in the quarter ended March 31, 2006; $9,000 in the quarter ended June 30, 2006 and the balance of $9,000 was recorded as a prepaid asset as of June 30, 2006, to be charged to expense during the remaining term of the agreement.

            The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the above detailed securities.

            Stock Issued pursuant to Patent Agreement

            On June 14, 2006, the Company issued 100,000 shares of Common Stock to Partners in Biomaterials, Inc. in connection with the amendment and restatement of the Supply Agreement and Patent Agreement, each between Aquamer and Partners in Biomaterials, Inc. The shares, which are restricted as to transferability, were valued at $10,000, or $0.10 per share, which was representative of the approximate market value at the date of issuance.

            The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the above detailed securities.

            Warrants - Issued with Convertible Note

            In connection with the issuance of the Convertible Note Payable, described above in Note 8 - Convertible Note Payable - Related Party, the Company issued to the purchaser of the note 18-month warrants to purchase 180,000 shares of the Company's common stock at an exercise price of $0.10 per share. The expiration date of the warrants is January 15, 2007. The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the warrants. The warrant holder is entitled to certain "piggy-back" registration rights. At the date of issuance, the fair value of the warrants, $1,765, was credited to Stockholders' equity - Additional paid-in capital.

BELLACASA PRODUCTIONS, INC.
 (a development stage company)
 Notes to Interim Financial Statements
 June 30, 2006
(unaudited)

Note 9 - Stockholders' Equity (Continued)

            Warrants - Issued for Services

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

Table of Key Assumptions
Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life

2005	4.0%	0.0%	50.0%	3-5 years.
2006	5.0%	0.0%	50.0%	n/a.

Note 10 - Stock Option Plan

            In July 1998, the Company adopted the Bellacasa Productions, Inc. 1998 Stock Option Plan (the "Plan").  The Plan, which provided for the issuance of up to 1,000,000 shares of Common Stock over a ten-year period, was amended, effective August 12, 2006, increasing the the number of shares covered under the Plan to 5,000,000.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  In February 2005, stock options to purchase 50,000 and 400,000 shares of Common Stock were granted to two separate individuals, each having an expiration date of February 2010 and an exercise price of $0.15 per share.  In April 2005, a director, in connection with his resignation, returned to the Company the stock option for 50,000 shares. On October 1, 2005, an additional 200,000 stock options were granted with an expiration date of February 2010 and an exercise price of $0.20 per share. At the respective dates of issuance, the fair value of the 600,000 stock options, which totaled $21,600, was charged to expense and credited to Stockholders' equity - Additional paid-in capital.   As of and for the six months ended June 30, 2006, no other stock options had been granted and the total of stock options outstanding remains at 600,000. All outstanding options were fully vested at December 31, 2005 and all related compensation expense was reflected on or before that date.

Note 11 - Commitments

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
 June 30, 2006
(unaudited)

Note 11 - Commitments (Continued)

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

Note 12 - Going Concern

            The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of the Successor Company of approximately $675,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

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

Research and Development

            We did not spend any money on research and development activities for the quarter and six months ended June 30, 2006

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

            The financial statements included in this quarterly report are those of the accounting acquirer (Aquamer, Inc.) for all historical periods and are combined to include the operating results and cash flows of the accounting acquiree (Bellacasa Productions, Inc.) after January 26, 2005.

Three months ended June 30, 2006 and three months ended June 30, 2005.

            Sales - Neither Bellacasa or its wholly owned subsidiary, Aquamer, have had any revenue since their respective dates of incorporation.

            Costs and Expenses - Total expenses for the three months ended June 30, 2006 were $53,427, compared to $7,216 in the three months ended June 30, 2005.

            Expenses in the second fiscal quarter of 2006 included general and administrative expenses of $52,708 that consisted primarily of professional fees of approximately $32,000 for consulting, legal, accounting and digital document services; $10,000 in connection with amending our product supply and patent agreement; $7,500 for the fair value of officer compensation; $600 for the fair rental value of office space; with the balance of approximately $2,600 for travel and meetings, transfer agency and insurance. Other expenses for the period were interest expense, $460; and depreciation, $259.

            We used our common stock, which was valued at $19,000, in lieu of cash, to pay $9,000 of professional fees and $10,000 in connection with the modifications to our supply and patent agreements.

            Interest expense of $460 included $750 for interest accrued on the $50,000 shareholder advance; offset by accrued interest income of $290 on our advance to a related party.

            Expenses for the three months ended June 30, 2005 were $7,216, which consisted of $6,497 of general and administrative expenses, including $3,000 for auditing; $2,425 for legal and other professional expenses in connection with our reporting requirements; $642 for stock transfer; $350 for organization expenses; $60 for franchise taxes; and $20 for bank charges; $259 for depreciation; and $750 for interest accrued on the $50,000 shareholder advance, which was offset by accrued interest income of $290 on our advance to a related party.

            Gain on Debt Restructuring - We did not have gain on debt restructuring in the three months ended June 30, 2006 and 2005.

            Net Loss -  Net loss, before taxes, for the three months ended June 30, 2006 was $53,427.  Net loss, before taxes, for the three months ended June 30, 2005 was $7,216. The net change of approximately $46,000 resulted from the increase of general and administrative expenses described above.

            We have not reduced our net loss, for the three months ended June 30, 2006 or for the three months ended June 30, 2005, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

            Net Loss per Share - For both the three months ended June 30, 2006 and June 30, 2005, net loss per share was less than $0.005 per share. Per share losses for the second quarter of 2006 and for the comparable 2005 period were based on 39,398,329 and 37,315,472 weighted average shares, respectively.

Six months ended June 30, 2006 and six months ended June 30, 2005 and since inception, February 4, 2000, (the date of Aquamer's incorporation through June 30, 2006.

            Sales - Neither Bellacasa or its wholly owned subsidiary, Aquamer, have had any revenue since their respective dates of incorporation.

            Costs and Expenses - Total expenses for the six months ended June 30, 2006 were $99,569, compared to $30,471 in the six months ended June 30, 2005.

            Expenses in the first half of 2006 included general and administrative expenses of $97,031 that consisted primarily of professional fees of approximately $73,000 for consulting, legal, accounting and digital document services; $10,000 in connection with amending our product supply and patent agreement; $7,500 for the fair value of officer compensation; $600 for the fair rental value of office space; with the balance of approximately $6,000 for travel and meetings, transfer agency and insurance. Other expenses for the period were interest expense, $2,020; and depreciation, $518.

            We used our common stock, which was valued at $38,200, in lieu of cash, to pay $28,200 of professional fees and $10,000 in connection with the modifications to our supply and patent agreements.

            Interest expense of $460 included $750 for interest accrued on the $50,000 shareholder advance; offset by accrued interest income of $290 on our advance to a related party.

            Expenses for the first half of 2005 were $30,471, which consisted of $29,033 of general and administrative expenses; $518 for depreciation; and $1,500 for interest accrued on the $50,000 shareholder advance, which was offset by accrued interest income of $580 on our advance to a related party. Included in the general and administrative expenses for the six months ended June 30, 2005 was $22,500 for consulting and professional services, which were paid for with shares of our stock, in lieu of cash.

            Costs and expenses since inception, as a development stage enterprise, were approximately $710,000. These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000, up until its acquisition by Bellacasa on January 26, 2005 and then on a consolidated basis through June 30, 2006.

            Gain on Debt Restructuring - We did not have gain on debt restructuring in the six months ended June 30, 2006 and 2005.

            Since inception, we had approximately $35,000 of gain on debt restructuring. The gain was during the period from Aquamer's date of incorporation, February 4, 2000, up until its acquisition by Bellacasa on January 26, 2005 and then on a consolidated basis through June 30, 2006.

            Net Loss - Net loss, before taxes, for the six months ended June 30, 2006 was $99,569.  Net loss, before taxes, for the six months ended June 30, 2005 was $30,471.

            We have not reduced our net loss, for the six-month periods ended June 30, 2006 and June 30, 2005 or since inception, by any tax benefit, consequently, for all periods, our net loss was the same before and after taxes.

            Since inception, February 4, 2000, (the date of Aquamer's incorporation) through June 30, 2006, our losses have totaled approximately $675,000.

            Net Loss per Share - For both the six months ended June 30, 2006 and June 30, 2005, net loss per share was less than $0.005 per share. Per share losses for the first half of 2006 and for the comparable 2005 period were based on 39,188,350 and 33,156,984 weighted average shares, respectively.

Liquidity and Capital Resources

            As of June 30, 2006, our cash balance was $43,960, as compared to $122,482 on December 31, 2005.

            As of December 31, 2005, our liabilities totaled $246,246. On February 1, 2006, our note payable due in January 2007 was exchanged for 900,000 shares of our common stock in accordance with the conversion terms of the note.  Also in February 2006, the $15,800 accrued liability to issue shares was eliminated by the issuance of the agreed upon number of shares.

           As of June 30, 2006, our total liabilities were $117,486, which consisted of an advance by one of our stockholders, Charles LaLoggia, of $50,000 and accounts payable and accrued expenses totaling $67,486, which includes accrued interest of $13,500 on the Charles LaLoggia advance. No arrangements have been made as to the repayment of the Charles LaLoggia liability, which is payable on demand.

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

Ability to Continue as a Going Concern and Plan of Operation

            Our consolidated financial statements, which are included in this Form 10-QSB, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of more than $675,000 since Aquamer's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing our research and development efforts and pursuing clinical trials to obtain the necessary approvals to market our products. There can be no assurance, however, that we will be successful in accomplishing our objectives.

Capital Expenditures

           We did not make any capital expenditures in the first half of 2006 and we do not expect to make any significant capital expenditures during the remainder of the year.

ITEM 3 - CONTROLS AND PROCEDURES

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him.

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

            Based upon an evaluation conducted for the period ended June 30, 2006, Edwin A.  Reilly who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of June 30, 2006, and the date of this Report, has concluded that as of the end of the period covered by  this report, we have identified the following material weakness of our internal controls:

            ·     Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

            ·     Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

            In order to remedy our existing internal control deficiencies, as soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures

Changes in internal control over financial reporting.

           We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

            To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            Common Stock

            On June 14, 2006, we issued 100,000 shares of Common Stock to Partners in Biomaterials, Inc. in connection with the amendment and restatement of the Supply Agreement and Patent Agreement, each between Aquamer and Partners in Biomaterials, Inc. The shares, which are restricted as to transferability, were valued at $10,000, or $0.10 per share, which was representative of the approximate market value at the date of issuance.

            The above shares of Common Stock have not been registered under the Securities Act of 1933, as amended, or under any state securities laws and may not be offered or sold absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

            As of June 30, 2006, we had 39,479,648 shares of common stock outstanding.

 ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

            None

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

            On July 22, 2006, we furnished our stockholders, by mail, a Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, in connection with the approval of the amendments listed above.

            The amendment increasing the shares authorized for issuance under the Stock Option Plan took effect on August 12, 2006. The other amendments will take effect upon acceptance of an appropriate filing with the Nevada Secretary of State.

 ITEM 5 - OTHER INFORMATION

            None

 ITEM 6 - EXHIBITS

(a)	Exhibits

Exhibit 31.1 - Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

Exhibit 32.1 - Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellacasa Productions, Inc.

(Registrant)

By:	/s/ Edwin A. Reilly

Edwin A. Reilly President and Chief Executive Officer

Date:	August 21, 2006