Form 10KSB/A
period 2005-12-31
BELLACASA PRODUCTIONS INC
filed 2006-10-12
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A2

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

68 Phillips Beach Avenue Swampscott, MA 01907

(Address of principal executive office)

237 Cedar Hill Street, Suite 4 Marlborough, MA 01752

(Former address of principal executive office)

(781) 389-9703

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

SIGNATURES
EXHIBITS

EXPLANATORY NOTE

         This Amendment to our annual report on Form 10-KSB/A for the year ended December 31, 2005 includes changes to both the report of our independent registered public accounting firm and Notes to the Financial Statements and also revises Item 8A - Controls and Procedures.

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
Swampscott, Massachusetts 01907

            I have audited the accompanying consolidated balance sheet of Bellacasa Productions, Inc., a development stage company, (the "Company") as of December 31, 2005 and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 2005 and 2004 and for the cumulative development stage period of February 4, 2000 through December 31, 2005. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

            As more fully described in Note 15, subsequent to the issuance of the Company's audited balance sheet as of December 31, 2005 and the related statements of operations, and stockholders' equity and cash flows, for the period then ended and my report thereon dated March 26 2006, I became aware that those financial statements did not reflect the proper accounting for the deemed recapitalization that occurred at January 26, 2005. In my original report I expressed an unqualified opinion on the Company's audited consolidated balance sheet as of December 31, 2005 and the related statements of operations, and stockholders' equity and cash flows, from inception through December 31, 2005. My opinion on the revised statements as expressed herein, remains unqualified.

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
Rochester, New York

March 26, 2006, except Notes 2,4,7 and 15 as to which the date is August 15, 2006

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

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Consolidated Statement of Stockholders' Equity

	Preferred A		Preferred B		Common			Deficit Accumulated During Development Stage

	Shares	Par Value	Shares	Par Value	Shares	Common Stock Amount	Additional Paid-In Capital

Balance at February 4, 2000 (inception)	0	$0	0	$0	0	$0	$0	$0

Series A Preferred issued for cash, Feb 2000 @ $.01 per share	9,000,000	900					99,100
Contributed capital							50
Series B Preferred issued for services, Jun 2000 @ fair value - $.25 per share			108,800	11			27,189
Series B Preferred issued for cash, Sep 2000 @ $.25 per share			700,000	70			174,930
Net Loss								(154,940)

Balance at December 31, 2000	9,000,000	900	808,800	81	0	0	301,269	(154,940)

Net Loss								(39,806)

Balance at December 31, 2001	9,000,000	900	808,800	81	0	0	301,269	(194,746)

Net Loss								(111,482)

Balance at December 31, 2002	9,000,000	900	808,800	81	0	0	301,269	(306,228)

Conversion to common stock	(9,000,000)	(900)	(808,800)	(81)	9,808,800	981	0
Issued in settlement of related party amounts, Jan 2003 for actual costs @ $.03 per share					99,500	10	3,125
Shares issued in connection with stock split, Sep 2003					13,677,348	1,368	(1,368)
Net Loss								(3,921)

Balance at December 31, 2003	0	0	0	0	23,585,648	2,359	303,026	(310,149)

Shares issued for cash, Sep/Oct 2004 @ $.0375 per share					920,000	92	34,408
Shares issued in connection with stock split, Oct 2004					318,500	31	(32)
Shares issued for consulting services, Oct 2004 for fair value @ $.0375 per share					3,680,000	368	137,632
Net Loss								(143,417)

Balance at December 31, 2004	0	0	0	0	28,504,148	2,850	475,034	(453,566)

Effect of Recapitalization, Jan 2005					8,185,500	819	(89,817)
Shares issued for consulting services, Feb 2005 at fair value @ $.0375 per share					600,000	60	22,440
Shares issued for cash, May 2005 @ $.20					925,000	93	184,907
Options issued for services							21,600
Warrants issued for services							4,165
Warrants issued as loan inducement							1,765
Impact of beneficial conversion feature on debt							1,765
Net Loss								(121,716)

Balance at December 31, 2005	0	$0	0	$0	38,214,648	$3,821	$621,859	$(575,282)

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

              The Company plans to use the prepaid product under this Agreement, to further its business plan. As of December 31, 2006, or sooner, if a triggering event occurs that has impaired the carrying value of the asset, the Company will make a determination regarding whether there has been an asset impairment. As of December 31, 2005, the Company's stock had not commenced trading and it was determined that there has been no impairment of value because the Company has not had sufficient time to arrange for financing; and there had been no triggering event which would require a reduction of carrying value of the asset. Such triggering events may include the determination of the inability to raise sufficient capital; a foreseen delay in raising such capital; and the inability of the manufacturer to deliver the product; or the decision of the Company to not proceed with clinical trials; or if the Company elects to change its business plan.

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

Note 15 - Restatement of Financial Statements

              The Company received a comment letter from the Securities and Exchange Commission asking for additional information regarding the Company's reverse merger. Upon review, it has been determined that the Company accounted for the reverse merger in error. For financial reporting purposes, Aquamer was treated as the acquiring company and the transaction should have been accounted for as a recapitalization. At the date of recapitalization, January 26, 2005, Bellacasa was a public shell company, defined as an inactive, publicly-quoted company with nominal assets and liabilities. The Company has restated its Balance Sheet as of December 31, 2005 and the Statements of Operations and Stockholders’ Equity for the year then ended to correctly reflect these items.

              The following is a summary of the financial statement line items impacted by these restated items:

	As reported		Adjustments		Restated

Balance Sheet:
Common stock	$ 3,822		$ 0		$ 3,822
Additional paid-in capital	621,860		0		621,860
Accumulated deficit	(575,282)		0		(575,282)

Total Stockholders' Equity	$ 50,399		$ 0		$ 50,399

Statement of Operations:
Weighted average shares	35,504,226		2,014,785		37,519,011

Basic net loss per share	$ (Nil	)	$ (Nil	)	$ (Nil	)

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

Item 8A - Controls and Procedures

            (a) Evaluation of disclosure controls and procedures

           We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. This evaluation was accomplished under the supervision and with the participation of our then chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-KSB has been made known to him.

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

            Based upon an evaluation conducted for the period ended December 31, 2005, Edwin A.  Reilly who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of December 31, 2005 and by Marshall Sterman, newly elected Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

            ·     Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.
            ·     Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

            In order to remedy our existing internal control deficiencies, as soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures

            (b) Changes in internal control over financial reporting.

           We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this amended report on Form 10-KSB/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bellacasa Productions, Inc.

(Registrant)

By:	/s/ Marshall Sterman

Marshall Sterman President and Chief Executive Officer

Date:	October 12, 2006

            In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Marshall Sterman

Marshall Sterman Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	October 12, 2006

By:	/s/ Steven Preiss

Steven Preiss Director

Date:	October 12, 2006