Form 10QSB
period 2006-09-30
BELLACASA PRODUCTIONS INC
filed 2006-11-20
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

000-49707

Commission file number

BELLACASA PRODUCTIONS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	58-2412118

(State of incorporation)	(IRS Employer Identification Number)

68 Philips Beach Avenue Swampscott, MA 01907

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
 Yes [  ] No [X]

Applicable only to corporate issuers
As of November 17, 2006 (the most recent practicable date), there were 39,479,648 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.

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

SIGNATURES

PART I

  ITEM 1 - FINANCIAL STATEMENTS

BELLACASA PRODUCTIONS, INC. AND SUBSIDIARY (a development stage company) Consolidated Balance Sheets

	September 30, 2006 (unaudited)	December 31, 2005
Assets
Current assets:
Cash	$26,166	$122,482
Prepayments under product supply agreement	140,000	140,000
Prepaid expenses	0	0

Total current assets	166,166	262,482

Property and equipment, net	0	569
Advances to related party	34,464	33,594

	$200,630	$296,645

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$54,523	$75,926
Accrued expenses payable	20,100	16,950
Accrued liability to issue common stock	0	15,800
Advances from stockholder	50,000	50,000

Total current liabilities	124,623	158,676

Long-term liabilities:
Convertible note payable-related party (net of $2,430 original issue discount)	0	87,570

Stockholders' equity:
Common stock, $.0001 par value
50,000,000 shares, authorized 39,479,648 (38,214,648 in 2005) shares, issued and outstanding	3,948	3,822
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	0	0
Additional paid-in capital	788,703	621,859
Deficit accumulated during the development stage	(716,644)	(575,282)

Total stockholders' equity	76,007	50,399

	$200,630	$296,645

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
  (a development stage company)

 Consolidated Statements of Operations
 (unaudited)

		Three Months ended				Nine Months ended			Period from February 4, 2000 (inception) through Sept. 30, 2006

		Sept. 30, 2006		Sept. 30, 2005		Sept. 30, 2006		Sept. 30, 2005

Revenue		$0		$0		$0		$0	$0

Costs and expenses:
General and administrative		41,281		2,741		138,312		31,774	534,771
Research and development		0		0		0		0	206,121
Depreciation		51		259		569		777	6,901
Interest, net of interest income		460		3,210		2,480		4,130	3,542

Total costs and expenses		41,792		6,210		141,361		36,681	751,335

Loss before other income and income taxes		(41,792)		(6,210)		(141,361)		(36,681)	(751,335)

Income from forgiveness of related party debt		0		0		0		0	(34,691)

Loss before income taxes		(41,792)		(6,210)		(141,361)		(36,681)	(716,644)
Income taxes		0		0		0		0	0

Deficit accumulated during development stage		$(41,792)		$(6,210)		$(141,361)		$(36,681)	$(716,644)

Basic and diluted loss per share	$	(NIL )	$	(NIL )	$	(NIL )	$	(NIL )

Weighted average number of shares outstanding		39,479,648		37,488,289		39,285,449		34,600,752

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2005	Period from February 4, 2000 (inception) through Sept. 30, 2006

Cash flows from operating activities:
Deficit accumulated during development stage	$(141,361)	$(36,681)	$(716,644)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	569	777	6,900
Amortization of discount of note payable - related party	200	500	1,300
Expenses paid by issuance of common stock	47,200	22,500	295,202
Expenses paid by issuance of warrants and stock options	0	0	25,765
Fair value of office space provided without charge	1,200	0	1,200
Fair value of services provided without charge	15,000	0	15,000
Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	(870)	(90,870)	(140,464)
Increase (decrease) in accounts payable and accrued expenses	(18,254)	5,600	124,257

Net cash used in operating activities	(96,316)	(98,174)	(387,484)

Cash flows from investing activities:
Purchase of equipment	0	0	(6,900)
Advance to affiliate	0	0	(30,000)

Net cash used in investing activities	0	0	(36,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	185,000	219,550
Proceeds from issuance of preferred stock	0	0	175,000
Proceeds from note payable – related party	0	90,000	90,000
Advances from related parties	0	0	39,500
Repayment of related party loans	0	0	(73,500)

Net cash generated by financing activities	0	275,000	450,550

Change in cash	(96,316)	176,826	26,166

Cash at beginning of period	122,482	66	0

Cash at end of period	$26,166	$176,892	$26,166

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
  (a development stage company)
  Notes to Interim Financial Statements
  September  30, 2006
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

            In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2006 and 2005.

BELLACASA PRODUCTIONS, INC.
  (a development stage company)
  Notes to Interim Financial Statements
  September  30, 2006
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

BELLACASA PRODUCTIONS, INC.
  (a development stage company)
  Notes to Interim Financial Statements
 September  30, 2006
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

            The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. There are currently no outstanding options subject to future vesting, therefore, no charge is required for the three months and nine months ended September 30, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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
 September 30, 2006
  (unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

            It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any additional potential shares outstanding would be anti-dilutive. If the Company had generated earnings during the three months and nine months ended September 30, 2006, it would have added -0- and 100,000 common equivalent shares, respectively, to the weighted average shares outstanding (750,000 in the three months and 250,000 in the nine months ended September 30, 2005) to compute the diluted weighted average shares outstanding. The impact of options and warrants to purchase 865,000 shares was not included in the computation of diluted earnings per share at September 30, 2006, because the exercise prices of these options and warrants were greater than the average share price during the measurement period.

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

            The Company plans to use the prepaid product under this Agreement, to further its business plan. As of December 31, 2006, or sooner, if a triggering event occurs that has impaired the carrying value of the asset, the Company will make a determination regarding whether there has been an asset impairment. As of September 30, 2006, the Company has determined that there has been no impairment of value because the Company has not had sufficient time since its common stock commenced trading to arrange for financing; and there has been no triggering event which would require a reduction of carrying value of the asset. Such triggering events may include the determination of the inability to raise sufficient capital; a foreseen delay in raising such capital; and the inability of  the manufacturer to deliver the product; or the decision of the Company to not proceed with clinical trials; or if the Company elects to change its business plan.

BELLACASA PRODUCTIONS, INC.
  (a development stage company)
  Notes to Interim Financial Statements
  September  30, 2006
  (unaudited)

Note 5 - Advances to Related Parties

            The Company is the holder of a note receivable from the Company's director and former president for $29,000, which bears interest at 4% per annum. At September 30, 2006, the total balance outstanding, including accrued interest of $5,464, was $34,464. Interest for the three months and nine months ended September 30, 2006 was $290 and $870, respectively.

Note 6 - Advances from Stockholder

            In December 2001, a stockholder advanced $50,000 to the Company, which bears interest at 6% and is due and payable on demand. As of September 30, 2006, interest in the amount of $14,250 has been accrued, including $750 and $2,250 in the three months and nine months ended September 30, 2006, respectively.

Note 7 - Services and Facilities Provided by Related Parties

            The Company's former president and current president provided, without cost to the Company, their services, valued at $2,500 per month, which totaled $7,500 for the three months and $15,000 for the nine months ended September 30, 2006; and from inception to September 30, 2006. A related party and the current president also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the three months, and $1,200 for the nine months ended September 30, 2006; and $1,200 from inception to September 30, 2006. The total of these expenses, $16,200 was reflected in the statements of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

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
   September 30, 2006
 (unaudited)

Note 8 - Convertible Note Payable - Related Party (Continued)

            Pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27"Application of Issue No. 98-5 to Certain Convertible Instruments,"   the issuance of the $90,000 note and detachable warrants resulted in a discount being recorded in the amount of $3,530 from the beneficial conversion feature and relative fair value of the warrants, as determined using an appropriate valuation model, and was amortized over the term of the $90,000 note. From the date of issuance through February 1, 2006, the date of conversion, the Company amortized a total of $1,300, including $200 in the nine months ended September 30, 2006, of the discount to interest expense. The beneficial conversion feature in the amount of $1,765 was credited to Stockholders' equity - Additional paid-in capital at the date of issuance of the note payable. Upon conversion, the principal balance of the note, $90,000, less the unamortized discount, $2,230, was credited to Stockholders' equity - Common stock and Stockholders' equity - Additional paid- in capital.

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

Note 9 - Stockholders' Equity

            Capital Structure

            The Company is authorized by its Articles of Incorporation to issue 50,000,000 shares of common stock with a par value of $0.0001 and 25,000,000 shares of preferred stock. As of September 30, 2006 there were 39,479,648 shares of Common Stock issued and outstanding and there were no preferred shares issued as of that date.

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
 September 30, 2006
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

            Also on February 1, 2006, the Company issued 180,000 shares of Common Stock as partial compensation for consulting services pursuant to a one-year agreement ending September 30, 2006. The shares, which are restricted as to transferability, were valued at $36,000, or $0.20 per share, which was representative of the approximate market value at the date of issuance. Of the total expense, $9,000 was charged to expense in the year ended December 31, 2005; $9,000 in the quarter ended March 31, 2006; $9,000 in the quarter ended June 30, 2006 and $9,000 in the quarter ended September 30, 2006.

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
  September 30, 2006
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

Note 10 - Stock Option Plan

            In July 1998, the Company adopted the Bellacasa Productions, Inc. 1998 Stock Option Plan (the "Plan").  The Plan, which provided for the issuance of up to 1,000,000 shares of Common Stock over a ten-year period, was amended, effective August 12, 2006, increasing the number of shares covered under the Plan to 5,000,000.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  In February 2005, stock options to purchase 50,000 and 400,000 shares of Common Stock were granted to two separate individuals, each having an expiration date of February 2010 and an exercise price of $0.15 per share.  In April 2005, a director, in connection with his resignation, returned to the Company the stock option for 50,000 shares. On October 1, 2005, an additional 200,000 stock options were granted with an expiration date of February 2010 and an exercise price of $0.20 per share. At the respective dates of issuance, the fair value of the 600,000 stock options, which totaled $21,600, was charged to expense and credited to Stockholders' equity - Additional paid-in capital.    As of and for the nine months ended September 30, 2006, no other stock options had been granted and the total of stock options outstanding remains at 600,000. All outstanding options were fully vested at December 31, 2005 and all related compensation expense was reflected on or before that date.

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
  September 30, 2006
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

Note 12 - Going Concern

            The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $717,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

            Management's plans are to raise additional capital either in the form of common stock or convertible securities and continue research and development and pursue clinical trials to obtain necessary approvals to market the Company's products. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

Note 13 - Proposed Merger

            The Company's Board of Directors has approved an agreement and plan of merger with WiFiMed, Inc.  The merger, if completed will be treated as a “reverse merger” transaction.

            In conjunction with this proposed transaction, the Company's Board of Directors and its shareholders, by written consent, approved the disposal of the Company's assets pursuant to the distribution of the stock of the Company's wholly owned subsidiary, Aquamer, Inc. and approved  proposals to amend the Company's articles of incorporation to effectuate a 10-to-1 reverse stock split of its outstanding common stock; to change its name to WiFiMed Holdings Company, Inc.; and to increase its authorized common stock to 75,000,000 shares; and to adopt the 2006 Stock Incentive Plan.

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

Business Overview

            Bellacasa Productions, Inc., through our wholly owned subsidiary, Aquamer, Inc., is a clinical development stage company with a platform technology that builds on over ten years of scientific effort.  We are a medical device company focused on the development and commercialization of three injectable biocompatible products.  The products we are developing consist of a water-based polymer technology utilized as a tissue-bulking agent in the fields of dermatology (AquaDerm) urology/gynecology (AquaGen), and gastroenterology (AquaFlu).  Although we are a development stage company, our products are based on the results of several years of research and development, whereby we are now in the stage of preparing for, and executing on, clinical evaluation milestones.

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

Products in Development

            We are developing the following products designed for use in dermatology, urology and gastroenterology:

            Dermatology

            AquaDerm is targeted at the long-term effects of skin treatment.  AquaDerm addresses conditions of tissue atrophy due to aging, facial wrinkles and depressed scars, as well as soft tissue defects resulting from surgery and inflammatory skin diseases.  PVP has infinite molecular weight as a base polymer matrix, which impedes absorption and migration of polymer substrate into the surrounding tissue, thus lengthening the cosmetic effect. Most other injectable materials are suspensions (leading to the absorption of suspension media and migration of suspended particles) or biological in nature (such as collagen, which the body digests). Our product will be injected into the affected areas and filled to the appropriate point, making the defect flush with the surrounding tissue, or in the case of lip augmentation "plumped" to the desired size. Most products in the facial aesthetics/dermatology market today have the common drawback of migration/absorption.  Animal trials and initial human clinical trials indicate longer-term maintenance of results for AquaDerm .

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

Research and Development

            We did not spend any money on research and development activities for the quarter and nine months ended September 30, 2006

Employees

            Other than our president, Marshall Sterman, who devotes such time as necessary to our operations, we do not have any employees. We may utilize independent contractors and consultants from time to time to assist us with our compliance requirements.

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

Three months ended September 30, 2006 and three months ended September 30, 2005.

            Sales - Neither Bellacasa or its wholly owned subsidiary, Aquamer, have had any revenue since their respective dates of incorporation.

            Costs and Expenses - Total expenses for the three months ended September 30, 2006 were $41,792, compared to $6,210 in the three months ended September 30, 2005.

            Expenses in the third fiscal quarter of 2006 included general and administrative expenses of $41,281 that consisted primarily of professional fees of approximately $30,882 for consulting, legal, accounting and digital document services; $7,500 for the fair value of officer compensation; $600 for the fair rental value of office space; with the balance of approximately $2,300 for travel and meetings, transfer agency and insurance. Other expenses for the period were interest expense, $460; and depreciation, $51.

            We used our common stock, which was valued at $9,000, in lieu of cash, to pay $9,000 of the professional fees listed above.

            Interest expense of $460 included $750 for interest accrued on the $50,000 shareholder advance; offset by accrued interest income of $290 on our advance to a related party.

            Expenses for the three months ended September 30, 2005 were $6,210, which consisted of $2,741 of general and administrative expenses, including $2,300 for accounting and other professional expenses in connection with our reporting requirements; $306 for stock transfer; $135 for other expenses. The remaining expenses consisted of $259 for depreciation; and $3,210 for interest expense. Interest expense included $750 for interest accrued on the $50,000 shareholder advance; $2,750 for interest on the $90,000 convertible note of which $2,250 was accrued and $500 was amortized discount; offset by accrued interest income of $290 on our advance to a related party...

            Gain on Debt Restructuring - We did not have gain on debt restructuring in the three months ended September 30, 2006 and 2005.

            Net Loss -  Net loss, before taxes, for the three months ended September 30, 2006 was $41,792.  Net loss, before taxes, for the three months ended September 30, 2005 was $6,210. The net change of approximately $36,000 resulted from the increase of general and administrative expenses described above.

            We have not reduced our net loss, for the three months ended September 30, 2006 or for the three months ended September 30, 2005, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

            Net Loss per Share - For both the three months ended September 30, 2006 and September 30, 2005, net loss per share was less than $0.005 per share. Per share losses for the third quarter of 2006 and for the comparable 2005 period were based on 39,498,329 and 37,488,289, weighted average shares, respectively.

Nine months ended September 30, 2006 and nine months ended September 30, 2005 and since inception, February 4, 2000, (the date of Aquamer's incorporation through September 30, 2006.

            Sales - Neither Bellacasa or its wholly owned subsidiary, Aquamer, have had any revenue since their respective dates of incorporation.

            Costs and Expenses - Total expenses for the nine months ended September 30, 2006 were $141,361, compared to $36,681 in the nine months ended September 30, 2005.

            Expenses for the nine months ended September 30, 2006 consisted of $138,312 of general and administrative expenses, including approximately $104,000 professional expenses, including consulting, legal and accounting expenses; $15,000 for imputed compensation expense and $1,200 for imputed rent expense, which were provided to us without cost; $10,000  in connection with amending our product supply and patent agreement; and the balance of approximately $8,000 for travel and meetings, transfer agency and insurance.  The remaining expenses consisted of $569 for depreciation; and $2,480 for interest expense. Interest expense included $2,250 for interest accrued on the $50,000 shareholder advance; $1,100 for interest on the $90,000 convertible note of which $900 was accrued and $200 was amortized discount; offset by accrued interest income of $870 on our advance to a related party.

            We used our common stock, which was valued at $47,200, in lieu of cash, to pay $37,200 of professional fees and $10,000 in connection with the modifications to our supply and patent agreements.

            Expenses in the nine months ended September 30, 2005 were $36,681, which included $31,774 of general and administrative expenses; interest expense, $4,130; and depreciation expense, $777. The general and administrative expenses were primarily for professional and consulting expenses of which $22,500 was paid for with shares of our stock, in lieu of cash. Interest expense included $2,250 for interest accrued on the $50,000 shareholder advance; $2,750 for interest on the $90,000 convertible note of which $2,250 was accrued and $500 was amortized discount; offset by accrued interest income of $870 on our advance to a related party.

            Costs and expenses were approximately $750,000, as a development stage enterprise since inception. These costs and expenses consisted of Aquamer's costs and expenses from its inception, February 4, 2000 up until its acquisition by Bellacasa on January 26, 2005 and then on a consolidated basis through September 30, 2006.

            Gain on Debt Restructuring - We did not have gain on debt restructuring in the nine months ended September 30, 2006 and 2005.

            Since inception, we had approximately $35,000 of gain on debt restructuring. The gain was during the period from Aquamer's date of incorporation, February 4, 2000, up until its acquisition by Bellacasa on January 26, 2005 and then on a consolidated basis through September 30, 2006.

            Net Loss -  Net loss, before taxes, for the nine months ended September 30, 2006 was $141,361.  Net loss, before taxes, for the nine months ended September 30, 2005 was $36,681.

            We have not reduced our net loss, for the niine-month periods ended September 30, 2006 and September 30, 2005 or since inception, by any tax benefit, consequently, for all periods, our net loss was the same before and after taxes.

            Since inception, February 4, 2000, (the date of Aquamer's incorporation) through September 30, 2006, our losses have totaled approximately $717,000.

            Net Loss per Share - For both the nine months ended September 30, 2006 and September 30, 2005, net loss per share was less than $0.005 per share. Per share losses for the first nine months of 2006 and for the comparable 2005 period were based on 39,285,449 and 34,600,752 weighted average shares, respectively.

Liquidity and Capital Resources

            As of September 30, 2006, our cash balance was $26,166, as compared to $122,482 on December 31, 2005.

            As of December 31, 2005, our liabilities totaled $246,246. On February 1, 2006, our note payable due in January 2007 was exchanged for 900,000 shares of our common stock in accordance with the conversion terms of the note.  Also in February 2006, the $15,800 accrued liability to issue shares was eliminated by the issuance of the agreed upon number of shares.

           As of September 30, 2006, our total liabilities were $124,623, which consisted of an advance by one of our stockholders, Charles LaLoggia, of $50,000 and accounts payable and accrued expenses totaling $74,623, which includes accrued interest of $14,250 on the Charles LaLoggia advance. No arrangements have been made as to the repayment of the Charles LaLoggia liability, which is payable on demand.

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

            During the next two years (2007 and 2008), we plan to expand enrollment in our clinical trial for dermatology, file for an Investigational Device Exemption and initiate a small clinical trial for stress urinary incontinence, and file for an Investigational Device Exemption for gastroesophageal reflux disease.  The cost to carry out these activities will be approximately $1,100,000 during the two-year period.  Depending on when the activities commence in 2007 or 2008, the approximate cost for the fiscal year ending December 31, 2007 will be $500,000. We plan to raise the necessary funds through investment banks and/or private investors. There can be no assurance, however, that we will be successful in raising the necessary capital.

            In September 2006, our board of directors and shareholders, by written consent, approved the spin-off of our wholly-owned subsidiary Aquamer, Inc. and a reverse merger of Bellacasa Productions, Inc. with WiFiMed, Inc.

Ability to Continue as a Going Concern and Plan of Operation

            Our consolidated financial statements, which are included in this Form 10-QSB, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of more than $717,000 since Aquamer's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing our research and development efforts and pursuing clinical trials to obtain the necessary approvals to market our products. There can be no assurance, however, that we will be successful in accomplishing our objectives.

Capital Expenditures

           We did not make any capital expenditures in the first nine months of 2006 and we do not expect to make any significant capital expenditures during the remainder of the year.

 ITEM 3 - CONTROLS AND PROCEDURES

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him.

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

            Based upon an evaluation conducted for the period ended September 30, 2006, Marshall Sterman who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of September 30, 2006, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

            ·     Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.
            ·     Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

            In order to remedy our existing internal control deficiencies, as soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures or if our proposed reverse-merger with WiFiMed, Inc. is consummated, we will then be the beneficiary of WiFiMed Inc's financial and accounting personnel.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            Common Stock

            We did not issue any shares during the three months ended September 30, 2006.

            As of September 30, 2006, we had 39,479,648 shares of common stock outstanding.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4 - SUBMISSION TO A VOTE OF SECURITY HOLDERS

            On September 14, 2006, our Board of Directors recommended and our shareholders, beneficially owning in the aggregate 20,949,284 shares of common stock, representing approximately 53.1% of the voting power of Bellacasa Productions, gave their written consent to the following Proposals:

·   the disposal of the Company's assets pursuant to the distribution of the stock of the Company's wholly owned subsidiary, Aquamer, Inc. to its shareholders in connection with an agreement and plan of merger with WiFiMed, Inc.;
·   to amend our articles of incorporation to effectuate a 10-to-1 reverse stock split of our outstanding common stock;
·   to amend our articles of incorporation to change our name to WiFiMed Holdings Company, Inc.;
·   to amend our articles of incorporation to increase our authorized common stock to 75,000,000 shares; and
·   to adopt the 2006 Stock Incentive Plan.

            Previous shareholder actions that were approved on May 4, 2006 and furnished in a Definitive Information Statement to our shareholders on July 22, 2006 have not taken effect and have been superseded by the shareholder actions of September 14, 2006 that are detailed above.

ITEM 5 - OTHER INFORMATION

            On September 1, 2006, we relocated our corporate offices to 68 Philips Beach, Avenue, Swampscott, Massachusetts 01907

ITEM 6 - EXHIBITS

(a)	Exhibits

Exhibit 31.1 - Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

Exhibit 32.1 - Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On August 29, 2006, we reported, on Form 8-K, under Item 5.02, the resignation of President and Director Edwin Reilly; and the election of Marshall Sterman as a new member of our Board of Directors and his appointment as President and Chief Executive Officer.

On September 1, 2006, we reported on Form 8-K, under Item 1.01, that we had entered into a Confidential Term Sheet with WiFiMed, Inc. regarding a reverse merger transaction.

On September 21, 2006, we reported on Form 8-K, under Item 1.01, that we entered into a definitive agreement and plan of merger with WiFiMed, Inc.

  SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellacasa Productions, Inc.

(Registrant)

By:	/s/ Marshall Sterman

Marshall Sterman President and Chief Executive Officer

Date:	November 20, 2006