Form 10KSB
period 2006-12-31
WIFIMED HOLDINGS COMPANY, INC.
filed 2007-04-17
CIK 1108088

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-KSB

(mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

[ ]    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission File No. 000-49707

WIFIMED HOLDINGS COMPANY, INC.

(Name of Small Business Issuer in Its Charter)

Nevada	58-2412118

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3320 Keenland Road, Marietta, Georgia	30062

(Address of Principal Executive Offices)	(Zip Code)

(866) 833-9948

(Issuer’s Telephone Number, Including Area Code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

(Title of Class)

Check whether the issuer:
(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement  incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). [ ] Yes [X]  No

The Company's revenues during its most recent fiscal year were $ -0-.

The aggregate market value of the Company's voting stock held by non-affiliates (approximately 12,270,610 shares) as of April 9, 2007 was approximately $18,405,915 based on the average closing bid and asked prices of such stock on that date as quoted on the Over the-Counter Bulletin Board ($1.50).  There were 24,107,967 shares of common stock outstanding as of April 9, 2007.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe,"  "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our Company's growth strategies, (c) our Company's future financing plans and (d) our Company's anticipated needs for working capital.  These statements may be found under "Management's Discussion  and Analysis of Financial  Condition and Results of Operations" and "Business," as well as in this prospectus generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

WiFiMed Holdings Company, Inc., formerly Bellacasa Productions, Inc., is a Nevada company.  During the past two fiscal years the Company, through its wholly owned subsidiary, Aquamer, Inc.,  was solely a medical device company focused on the development and commercialization of three injectable biocompatible products.  However, the Company did not have cash flow or borrowing capacity sufficient to pay for the costs and fees of developing its Aquamer operations.  Having determined that it no longer had a ready means by which to fund future growth central to its business plan, the board of directors determined that it was in the Company's best interests to spin off its Aquamer subsidiary pursuant to a stock distribution.  In connection with the spin off, the Company entered into a merger agreement with WiFiMed, Inc.

Effective March 5, 2007 the Company completed the distribution of the stock of the Company's wholly owned subsidiary, Aquamer, Inc. to its shareholders of record on February 2, 2007.  Effective March 6, 2007, WiFiMed, the Company and a wholly owned subsidiary of the Company completed an Agreement and Plan of Merger dated September 15, 2006 whereby a wholly owned subsidiary of the Company merged with and into WiFiMed with WiFiMed remaining as the surviving corporation and a wholly owned subsidiary of the Company.  In exchange for all of the outstanding shares of WiFiMed common stock, holders of WiFiMed common stock received 24,672,607 shares of the Company representing approximately 86% of the outstanding shares of the Company on a fully diluted basis after giving effect to the merger and the reverse stock split discussed herein.  The 55 WiFiMed security holders received an aggregate of 17,619,672 shares of the Company common stock and warrants and options exercisable to purchase an additional 3,210,588 shares of the Company common stock in exchange for their interests in WiFiMed.  Options to purchase 3,842,356 shares of common stock were also issued under the 2006 Stock Incentive Plan.  The options and warrants will be exercisable at various prices ranging from $0.10 to $0.46 per share.  The shares of common stock issued pursuant to the merger contain the same rights, terms and preferences as the Company's currently issued and outstanding shares of common stock.

For accounting purposes the consummation of these actions resulted in a reverse merger and WiFiMed, Inc. is the accounting survivor and surviving business entity; however, the Company is the surviving legal entity.

The Description of Business contained herein pertains to the Company's operations prior to its reverse merger and does not relate to its current operations.  A description of the Company's current operations has been provided under the Company's Form 8-K Current Report and Form 8-K/A Current Report filed on March 9, 2007 and March 22, 2007, respectively.  Financial information of WiFiMed, Inc. for the year ended December 31, 2006 has been provided under the Company's Form 8-K Current Report filed on April 9, 2007.

Historical Operations

Aquamer, Inc. was incorporated in Delaware on February 4, 2000 and was acquired by Bellacasa Productions, Inc. on January 26, 2005.  During 2005 and 2006, the Company was solely a medical device company focused on the development and commercialization of three injectable biocompatible products.  The products it was developing consisted of a water-based polymer technology utilized as a tissue-bulking agent in the fields of dermatology (AquaDerm), urology/gynecology (AquaGen), and gastroenterology (AquaFlux).

Research and Development

The Company spent no money on research and development activities for the fiscal years ended December 31, 2006 and December 31, 2005.

Employees

Other than its president, Marshall Sterman, we did not have any employees during 2006.

ITEM 2.  DESCRIPTION OF PROPERTY

During 2006 the Company's executive offices were located at 68 Phillips Beach Avenue, Swampscott, MA 01907.  The Company occupied this space at no cost.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "WIFM".  The Company's high and low bid prices by quarter during 2006, as provided by the Over the Counter Bulletin Board are provided below.  The Company's common stock commenced quotation on the Over-The-Counter Bulletin Board on February 13, 2006.  These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.  On March 27, 2007, the closing price of our common stock, as reported on the Over-the-Counter Bulletin Board, was $1.40 per share, which reflects the Company's 10-to-1 reverse stock split effectuated on March 5, 2007.  The prices below do not reflect the Company's reverse stock split.

	Calendar Year 2006

	High Bid	Low Bid

First Quarter	$0.45	$0.30
Second Quarter	$0.35	$0.05
Third Quarter	$0.10	$0.05
Fourth Quarter	$0.07	$0.05

Holders of Common Stock

As of March 21, 2007, we believe the Company had in excess of 150 shareholders of record.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  We intend to retain any earnings to finance the growth of the business.  We cannot assure you that we will ever pay cash dividends.  Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

Sales of Unregistered Securities

On February 1, 2006, the Company issued 85,000 shares of Common Stock as partial compensation for consulting services pursuant to a five-month agreement ending March 31, 2006. The shares, which are restricted as to transferability, were valued at $17,000, or $0.20 per share, which was representative of the approximate market value at the date of issuance.   Also on February 1, 2006, the Company issued 180,000 shares of Common Stock as partial compensation for consulting services pursuant to a one-year agreement ending September 30, 2006. The shares, which are restricted as to transferability, were valued at $36,000, or $0.20 per share, which was representative of the approximate market value at the date of issuance. The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the above detailed securities.  The certificates representing the shares contain a legend restricting their transferability absent registration or applicable exemption.

In July, 2005, the Company issued, to a related party, an unsecured convertible note, with warrants attached, in the principal amount of $90,000 for $90,000 cash.  The note proceeds were used for prepayments under a product supply agreement. The note had a maturity date of January 15, 2007 and provided for interest at 12% per annum, payable semi-annually.  The note was converted into 900,000 shares of common stock in February 2006, in accordance with its terms.  The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the above detailed securities.  The certificates representing the shares contain a legend restricting their transferability absent registration or applicable exemption.

On June 14, 2006, the Company issued 100,000 shares of Common Stock to Partners in Biomaterials, Inc. in connection with the amendment and restatement of the Supply Agreement and Patent Agreement, each between Aquamer and Partners in Biomaterials, Inc. The shares, which are restricted as to transferability, were valued at $10,000, or $0.10 per share, which was representative of the approximate market value at the date of issuance. The shares were issued under Section 4(2) of the Securities Act.  The certificates representing the shares contain a legend restricting their transferability.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

The information contained herein pertains to the Company's operations prior to its reverse merger and does not relate to its current operations.  Audited financial information for the Company's current operations for the fiscal year ended December 31, 2006 and related management's discussion and analysis was previously filed under Form 8-K on April 9, 2007.

Significant Accounting Policies

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

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts.  Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption.  In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period.  The Company calculates the fair value of options using a Black-Scholes option pricing model.  There are currently no outstanding options subject to future vesting, therefore, no charge is required for the year ended December 31 , 2006.  SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow.  In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share.  For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Accounting for Obligations and Instruments Potentially to be Settled in the Company's own Stock: The Company accounts for obligations and instruments potentially to be settled in the Company's stock in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock."  This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

Under EITF Issue No. 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

Equity
·         Contracts that require physical settlement or net-share settlement; and
·         Contracts that give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

Assets or Liabilities
·         Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company); and
·         Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

All contracts are initially measured at fair value and subsequently accounted for based on the current classification.  Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity.  For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities.  If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings.  The classification of a contract is reassessed at each balance sheet date.

In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations.  The recorded value of the liability for such derivatives can fluctuate significantly based on fluctuations in the market value of the underlying common stock of the issuer of the derivative instruments, as well as in the volatility of the stock price during the term used for observation and the remaining term.

Warrant Derivative Liabilities

The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."  Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability.  The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its results of operations and financial condition and are not yet in a position to determine such effects.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108").  SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's consolidated financial statements and the related financial statement disclosures.  SAB 108 is effective for the year ending December 31, 2006.  The Company is currently evaluating the effect that the adoption of SFAS 108 will have on its results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions.  This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

In May 2006, the FASB issued "SFAS No. 154", "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements".  SFAS No. 154 changes the requirements for the accounting and reporting of a change in an accounting principle.  SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so.  SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2006.  The Company adopted SFAS No. 154 on January 1, 2006 with no expected material effect on its financial statements.

Results Of Operations For The Year Ended December 31, 2006, As Compared To The Year Ended December 31, 2005

Sales - We did not have any sales during the years ended December 31, 2006 and 2005.  The Company and Aquamer are both development stage entities, and neither has had revenues since formation.

Costs and Expenses - Total expenses for the year ended December 31, 2005 were $121,716, compared to $162,722 in the year ended December 31, 2006.  Our expenses in 2005 were general and administrative expenses - $112,790 that included professional fees for consulting, legal, accounting and digital document services totaling approximately $106,000 and the balance of approximately $7,000 for travel and meetings and transfer agency expenses; depreciation expense - $1,036; and interest expense - $7,890.  Of the $106,000 professional fees, $22,500 was paid with our stock, in lieu of cash, and $25,765 was the deemed value of stock options and warrants issued for consulting services.  Interest expense of $7,890 included $3,000 for interest accrued on the $50,000 shareholder advance; $6,050 for interest on the $90,000 convertible note of which $4,950 was accrued and $1,100 was amortized discount; offset by accrued interest income of $1,160 on our advance to a related party.  During 2006 our expenses consisted of general and administrative expenses - $159,213 that included professional fees of approximately $117,000; insurance of approximately $5,000 and a patent license fee of $10,000 and the fair value of services and office space provided without cost, $24,300 ; depreciation expense - $569; and interest expense, net of interest income, $2,940.  We used our common stock, which was valued at $47,200, in lieu of cash, to pay $37,200 of professional fees and $10,000 in connection with the modifications to our supply and patent agreements.

Costs and expenses since inception, as a development stage enterprise, were $772,696.  These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000, up until its acquisition by the Company on January 26, 2005 and then on a consolidated basis through December 31, 2006.

Net Loss - Net loss, before taxes, for the year ended December 31, 2005 was $121,716.  Net loss before taxes, for the year ended December 31, 2006 was $162,722.

Since inception, our losses through December 31, 2006 have totaled $738,005.

We have not reduced our net loss, for the fiscal year ended December 31, 2006 or for the fiscal year ended December 31, 2005, by any tax benefit, consequently, for both years, our net loss was the same before and after taxes.

Net loss per share for the year ended December 31, 2005 was $nil (less than $0.005) per share.  Net loss per share for the year ended December 31, 2006 was also $nil.

Liquidity and Capital Resources

As of December 31, 2006, our cash balance was $5,822.

As of December 31, 2006, our total liabilities were $117,830, all of which were current liabilities, due within one year.  Current liabilities included accounts payable - $46,980 and accrued expenses payable - $20,850.

In February 2006, a convertible note payable in the principal amount of $90,000 was exchanged for 900,000 shares of our common stock in accordance with the terms of the note.  Also in February 2006, a $15,800 accrued liability to issue shares to a consultant was eliminated by the issuance of the agreed upon number of shares to the consultant.

Certain Business Risks

The Company is subject to various risks that may materially harm its business, financial condition and results of operations.  You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase the Company's common stock.  These are not the only risks and uncertainties that the Company faces.  If any of these risks or uncertainties actually occurs, the Company's business, financial condition or operating results could be materially harmed.  In that case, the trading price of the Company's common stock could decline and you could lose all or part of your investment.

Risks Related to the Merger

The Company may not realize the anticipated benefits of the merger.

Economic conditions change quickly, and WiFiMed's business plan may never be realized and our stock price will decrease.  WiFiMed has not experienced substantial growth over the past two years and has an accumulated deficit of approximately $4,155,307 as of December 31, 2006.

Nevertheless, the Company's Board of Directors believes that the spin-off of Aquamer and implementing WiFiMed's business will permit the combined companies to achieve a greater level of success than is possible with the Aquamer operations.  However, there can be no assurance that WiFiMed's business will ever achieve a greater level of success.

Even following the Merger the Company may be exposed to liabilities resulting from its current business operations.

As a condition to the proposed merger with WiFiMed, the Company disposed of all of its assets and liabilities.  Even though the Company disposed of Aquamer, there can be no assurance that a third party will not make claims against the Company for actions taken by the former company.

Risk Factors Relating to WiFiMed's Business

WiFiMed has limited operating history upon which you may evaluate its business and prospects.

WiFiMed's business must be considered in light of risks, expenses, delays, problems, and difficulties frequently encountered by development stage companies.  To date, WiFiMed has generated limited revenue.  WiFiMed's operations have been primarily limited to organizing and staffing its company, acquiring, developing and securing its proprietary technology and undertaking, pilot programs of its principal product Tablet MD.  These operations provide a limited basis for you to assess WiFiMed's ability to commercialize its product candidates and the advisability of investing in its securities.  Even if WiFiMed achieves profitability, it may not be able to sustain or increase its profitability on a quarterly or annual basis.  As a result, you should consider WiFiMed's prospects in light of the early stage of its business in a new and rapidly evolving market.

WiFiMed will need to raise additional capital to operate its business.

To date, WiFiMed has generated limited revenues.  WiFiMed will have to fund all of its operations and capital expenditures from private financing.  WiFiMed will need to seek additional sources of financing, which may not be available on favorable terms, if at all.  If WiFiMed does not succeed in raising additional funds on acceptable terms, it may be unable to complete planned trial programs.  In addition, WiFiMed could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities.  Any additional sources of financing will likely involve the issuance of WiFiMed's equity securities, which will have a dilutive effect on its stockholders.

WiFiMed consolidated financial statements, which are included in this information statement, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  WiFiMed liquidity has been adversely affected by losses of more than $3,000,000 since its incorporation date, December 2004, which raises substantial doubt about WiFiMed's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  WiFiMed's management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing its research and development efforts and pursuing clinical trials to obtain the necessary approvals to market its products.  There can be no assurance, however, that WiFiMed will be successful in accomplishing its objectives.

WiFiMed is not currently profitable and may never become profitable.

WiFiMed has a history of losses and expects to incur substantial losses and negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability.  Even if WiFiMed succeeds in developing and commercializing one or more of its products, WiFiMed may incur substantial losses for the foreseeable future and may never become profitable.  WiFiMed also may incur significant operating and capital expenditures and anticipates that its expenses will increase substantially in the foreseeable future as WiFiMed:

·  continues to undertake development and pilot testing of its current and new product candidates;
·  implements additional internal systems and infrastructure; and
·  hires additional personnel.

WiFiMed may also experience negative cash flow for the foreseeable future as it funds its operating losses and capital expenditures.  As a result, WiFiMed may need to generate significant revenues in order to achieve and maintain profitability.  WiFiMed may not be able to generate these revenues or achieve profitability in the future.  WiFiMed's failure to achieve or maintain profitability could negatively impact the value of its stock.

Physicians and medical service providers may not accept and use WiFiMed's products.

Acceptance and use of WiFiMed's product will depend upon a number of factors including:

· perceptions by members of the health care community, including physicians, about the reliability and effectiveness of its product;
· benefit and cost-effectiveness of its product relative to competing products; and
· effectiveness of marketing and distribution efforts by WiFiMed and its licensees and distributors, if any.

Because WiFiMed expects sales of its current product candidates, if approved, to generate substantially all of its product revenues for the foreseeable future, the failure of Tablet MD to find market acceptance would harm WiFiMed's business and could require it to seek additional financing.

Developments by competitors may render WiFiMed's products or technologies obsolete or non-competitive.

WiFiMed may encounter competition with greater resources.  Other persons and entities are engaged in, or may become engaged in, the business conducted by WiFiMed, many of which may have greater financial resources, personnel, and experience than WiFiMed.  There can be no assurance that additional competitors will not enter markets served or proposed to be served by WiFiMed, that WiFiMed will be able to compete successfully, or that WiFiMed will have adequate funds to compete.

Tablet MD is technologically complex and may contain undetected defects or errors.

Despite testing, defects or errors may occur in Tablet MD or new products or in connection with the implementation, customization, consulting and other technical services it provides.  Defects or errors in WiFiMed's products could result in loss of revenues or market share, failure to achieve market acceptance, diversion of development resources, injury to WiFiMed's reputation, increased insurance costs and increased service and warranty costs, any of which could materially harm its business.  WiFiMed intends to reduce the risk of losses resulting from defects and errors through insurance coverage and through warranty disclaimers and liability limitation provisions in its sales agreements.  Even where contractual agreements attempt to limit WiFiMed's liability, those liability-limiting contractual provisions may not be enforceable in every instance.  If a court were to refuse to enforce the liability-limiting provisions of one or more of its contracts, or if liabilities arise that are not contractually limited or adequately covered by insurance, WiFiMed's business could be adversely impacted.

WiFiMed's systems are subject to certain security risks.

Despite the implementation of security measures, Tablet MD may be vulnerable to unauthorized access, computer viruses and other disruptive problems.  Customers may experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others.  Unauthorized access could also potentially jeopardize the security of customers' and WiFiMed's confidential information stored in the Tablet MD that may result in liability to customers and also may deter potential customers from using its products and services.  Although WiFiMed intends to continue to implement industry-standard security measures, such measures have been circumvented in the past, and there can be no assurance that measures that it implements will not be circumvented in the future.  Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to WiFiMed's customers, which could have a material adverse effect on its business, operating results and financial condition.

Tablet MD may be subject to intensive regulation relating to the collection, storage, use and transmission of patient data and other information.

The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences.  Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems, such as the Balanced Budget Act of 1997 and the Medicare Modernization Act of 2003.  These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate.  Current or future government regulations or healthcare reform measures may affect WiFiMed's business.  Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in WiFiMed's products and services.

In addition to industry regulation, medical billing and collection activities are governed by numerous federal and state civil and criminal laws.  Under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), final rules were published regarding standards for electronic transactions as well as standards for privacy and security of individually identifiable health information.  HIPAA, in part, governs the collection, use, storage and disclosure of health information for the purpose of safeguarding the privacy and security of such information.  Persons who believe health information has been misused or disclosed improperly may file complaints against offending parties, which may lead to investigation and potential civil and criminal penalties from Federal or state governments.  The HIPAA rules set new or higher standards for the healthcare industry in handling healthcare transactions and information, with penalties for noncompliance.  WiFiMed may incur costs to ensure that Tablet MD complies with these rules.  Compliance with these rules may prove to be more costly than WiFiMed currently anticipate.

While WiFiMed believes that Tablet MD will be fully and properly prepared to permit the processing of electronic medical claims in a HIPAA-compliant format, there can be no assurance that third parties, including healthcare providers and payors, will likewise be prepared to supply all the data elements required to process electronic medical claims and make electronic remittance under HIPAA's standards.  WiFiMed has made and expects to continue to make investments in product enhancements to support customer operations that are regulated by HIPAA.  Responding to HIPAA's impact may require WiFiMed to make additional investments in Tablet MD or charge higher prices.

The passage of HIPAA is part of a wider healthcare reform initiative.  WiFiMed expects that the debate on healthcare reform will continue.  WiFiMed also expects that the federal government as well as state governments will pass laws and issue regulations addressing healthcare issues and reimbursement of healthcare providers.  WiFiMed cannot predict whether regulators will enact new legislation and regulations, and, if enacted, whether such new developments will adversely affect its business, operating results or financial condition.

If WiFiMed fails to adequately protect or enforce its intellectual property rights or secure rights to patents of others, the value of its intellectual property rights would diminish.

WiFiMed's success, competitive position and future revenues will depend in part on its ability to obtain and maintain patent protection for its products, methods, processes and other technologies, to preserve its trade secrets, to prevent third parties from infringing on its proprietary rights and to operate without infringing the proprietary rights of third parties.  WiFiMed has applied for two utility patents for Patient Workflow Process ("PWP") and Global Synchronization Technology ("GST") and a provisional patent for Cross Mapping Technology ("CMT") with the U.S. Patent and Trademark Office.  WiFiMed is in the process of filing two additional patent applications for Transcription Free Dictation ("TFD") and Complex Reporting Administration and Multiphase Processor.  In addition to WiFiMed's U.S. patent applications, it filed an international patent application for PWP.  However, WiFiMed cannot predict:

· the degree and range of protection any patents will afford WiFiMed against competitors, including whether third parties will find ways to invalidate or otherwise circumvent its licensed patents;
· if and when the pending patents will issue;
· whether or not others will obtain patents claiming aspects similar to those covered by WiFiMed's licensed patents and patent applications; or
· whether WiFiMed will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

WiFiMed's success also depends upon the skills, knowledge and experience of its technical personnel, its consultants and advisors as well as the customers to whom WiFiMed licenses its proprietary software and technology when it conducts pilot programs.  To help protect WiFiMed's proprietary know-how and its inventions for which patents may be unobtainable or difficult to obtain, it relies on trade secret protection, confidentiality agreements and license agreements.  To this end, WiFiMed requires all of its employees and consultants to enter into agreements, which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to WiFiMed of the ideas, developments, discoveries and inventions important to its business.  WiFiMed also requires customers to enter into exclusive license agreements and confidentiality agreements.

These agreements may not provide adequate protection for WiFiMed's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information.  If any of WiFiMed's trade secrets, know-how or other proprietary information is disclosed, the value of its trade secrets, know-how and other proprietary rights would be significantly impaired and its business and competitive position would suffer.

If WiFiMed infringes the rights of third parties it could be prevented from selling products, forced to pay damages, and defend against litigation.

If WiFiMed products, methods, processes and other technologies infringe the proprietary rights of other parties, it could incur substantial costs and may have to:

· obtain licenses, which may not be available on commercially reasonable terms, if at all;
· redesign its products or processes to avoid infringement;
· stop using the subject matter claimed in the patents held by others, which could cause WiFiMed to lose the use of one or more of its product candidates;
· pay damages; or
· defend litigation or administrative proceedings, which may be costly whether we win or lose, and which could result in a substantial diversion of its valuable management resources.

WiFiMed may not successfully manage its growth.

WiFiMed's success will depend upon the expansion of its operations and the effective management of its growth, which will place a significant strain on WiFiMed's management and on its administrative, operational and financial resources.  To manage this growth, WiFiMed must expand its facilities, augment its operational, financial and management systems and hire and train additional qualified personnel.  If WiFiMed is unable to manage its growth effectively, its business would be harmed.

WiFiMed is substantially dependent on the services of Jeffrey A. Simon, its President and CEO.

The loss of the services of Mr. Simon in the future could have a material, adverse affect on the implementation of WiFiMed's plan of operation, results of operations and future liquidity.  WiFiMed finalized an employment agreement with Mr. Simon on May 1, 2006.  The loss of the services of Mr. Simon in the future could have a material, adverse effect on the implementation of WiFiMed's plan of operation, results of operations and future liquidity.  To help offset any adverse effects upon the loss of the services of Mr. Simon, WiFiMed may acquire key man life insurance on Mr. Simon in an amount and term to be determined by WiFiMed's directors; however, to date WiFiMed and the Company have no D&O insurance.

WiFiMed is controlled by current officers, directors and principal stockholders.

WiFiMed's directors, executive officers and principal stockholders holding 5% or greater beneficially own approximately 52% of the outstanding shares of common stock of the Company.  Accordingly, WiFiMed's executive officers, directors, principal stockholders and certain of their affiliates have the ability to exert substantial influence over the election of the Company's Board of Directors and the outcome of issues submitted to its stockholders.

The lack of experience of WiFiMed's management team may put it at a competitive disadvantage.

WiFiMed's management team lacks public company experience, which could impair its ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002.  The individuals who now constitute management have never had responsibility for managing a publicly traded company.  Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  WiFiMed intends to hire additional executive level employees, but there can be no assurance that its current or future management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements.  WiFiMed's failure to do so could lead to penalties, loss of trading liquidity, and regulatory actions and further result in the deterioration of its business.

ITEM 7. FINANCIAL STATEMENTS

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bellacasa Productions, Inc.

            I have audited the accompanying consolidated balance sheet of Bellacasa Productions, Inc., a development stage company, (the "Company") as of December 31, 2006 and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 2006 and 2005 and for the cumulative development stage period of February 4, 2000 through December 31, 2006. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

            In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bellacasa Productions, Inc. as of December 31, 2006 and the results of its operations, its cash flows and changes in stockholders' equity for the years ended December 31, 2006 and 2005 and for the cumulative development stage period of February 4, 2000 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States.

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 13 to the financial statements, the Company has experienced net operating losses since inception totaling approximately $738,000. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 13. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

            Also discussed in the notes and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
Orlando, Florida
April, 12, 2007

BELLACASA PRODUCTIONS, INC. AND SUBSIDIARY (a development stage company) Consolidated Balance Sheet
December 31, 2006
Assets
Current assets:
Cash	$5,822
Prepayments under product supply agreement	140,000

Total current assets	145,822

Property and equipment, net	0
Advances to related party	34,754

$180,576

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$46,980
Accrued expenses payable	20,850
Advances from stockholder	50,000

Total current liabilities	117,830

Stockholders' equity:
Preferred stock, $.0001 par value, authorized
25,000,000 shares, no shares issued and outstanding	0
Common stock, $.0001 par value
50,000,000 shares, authorized 39,479,648 shares, issued and outstanding	3,948
Additional paid-in capital	796,803
Deficit accumulated during the development stage	(738,005)

Total stockholders' equity	62,746

$180,576

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

Consolidated Statements of Operations

		Year ended December 31, 2006		Year ended December 31, 2005	Period from February 4, 2000 (inception) through December 31, 2006

Revenue		$0		$0	$0

Costs and expenses:
General and administrative		159,213		112,790	555,673
Research and development		0		0	206,121
Depreciation		569		1,036	6,900
Interest, net of interest income		2,940		7,890	4,002

Total costs and expenses		162,722		121,716	772,696

Loss before other income and income taxes		(162,722)		(121,716)	(772,696)

Forgiveness of related party debt		0		0	34,691

Loss before income taxes		(162,722)		(121,716)	(738,005)
Income taxes		0		0	0

Deficit accumulated during development stage		$(162,722)		$(121,716)	$(738,005)

Basic and diluted loss per share	$	(NIL )	$	(NIL )

Weighted average number of shares outstanding		39,333,999		37,519,011

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Consolidated Statement of Stockholders' Equity

	Preferred A		Preferred B		Common			Deficit Accumulated During Development Stage

	Shares	Par Value	Shares	Par Value	Shares	Common Stock Amount	Additional Paid-In Capital

Balance at February 4, 2000 (inception)	0	$0	0	$0	0	$0	$0	$0

Series A Preferred issued for cash, Feb 2000 @ $.01 per share	9,000,000	900					99,100
Contributed capital							50
Series B Preferred issued for services, Jun 2000 @ fair value - $.25 per share			108,800	11			27,189
Series B Preferred issued for cash, Sep 2000 @ $.25 per share			700,000	70			174,930
Net Loss								(154,940)

Balance at December 31, 2000	9,000,000	900	808,800	81	0	0	301,269	(154,940)

Net Loss								(39,806)

Balance at December 31, 2001	9,000,000	900	808,800	81	0	0	301,269	(194,746)

Net Loss								(111,482)

Balance at December 31, 2002	9,000,000	900	808,800	81	0	0	301,269	(306,228)

Conversion to common stock	(9,000,000)	(900)	(808,800)	(81)	9,808,800	981	0
Issued in settlement of related party amounts, Jan 2003 for actual costs @ $.03 per share					99,500	10	3,125
Shares issued in connection with stock split, Sep 2003					13,677,348	1,368	(1,368)
Net Loss								(3,921)

Balance at December 31, 2003	0	0	0	0	23,585,648	2,359	303,026	(310,149)

Shares issued for cash, Sep/Oct 2004 @ $.0375 per share					920,000	92	34,408
Shares issued in connection with stock split, Oct 2004					318,500	31	(32)
Shares issued for consulting services, Oct 2004 for fair value @ $.0375 per share					3,680,000	368	137,632
Net Loss								(143,417)

Balance at December 31, 2004	0	0	0	0	28,504,148	2,850	475,034	(453,566)

Effect of Recapitalization, Jan 2005					8,185,500	819	(89,817)
Shares issued for consulting services, Feb 2005 at fair value @ $.0375 per share					600,000	60	22,440
Shares issued for cash, May 2005 @ $.20					925,000	93	184,907
Options issued for services							21,600
Warrants issued for services							4,165
Warrants issued as loan inducement							1,765
Impact of beneficial conversion feature on debt							1,765
Net Loss								(121,716)

Balance at December 31, 2005	0	$0	0	0	38,214,648	$3,821	$621,859	$(575,283)

Shares issued for conversion of note					900,000	90	87,680
Shares issued for consulting services, Feb. 2006 at fair value @ $0.20 per share					265,000	27	52,973
Shares issued pursuant to patent agreement, Jun 2006 at fair value @ $0.10 per share					100,000	10	9,990
Fair value of services and office space, provided by officer, recorded as contributed capital							24,300

Net Loss								(162,722)

Balance at December 31, 2006	0	$0	0	$0	39,479,648	$3,948	$796,803	$738,005

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
(a development stage company)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from February 4, 2000 (inception) through December 31, 2006

Cash flows from operating activities:
Deficit accumulated during development stage	$(162,722)	$(121,716)	$(738,005)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	569	1,036	6,900
Amortization of discount of note payable - related party	200	1,100	1,300
Expenses paid by issuance of common stock	47,200	22,500	295,202
Expenses paid by issuance of warrants and stock options	0	25,765	25,765
Fair value of office space provided without charge	1,800	0	1,800
Fair value of services provided without charge	22,500	0	22,500
Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	(1,160)	(141,160)	(140,754)
Increase (decrease) in accounts payable and accrued expenses	(25,047)	59,891	117,464

Net cash used in operating activities	(116,660)	(152,584)	(407,828)

Cash flows from investing activities:
Purchase of equipment	0	0	(6,900)
Advance to affiliate	0	0)	(30,000)

Net cash used in investing activities	0	0	(36,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	185,000	219,550
Proceeds from issuance of preferred stock	0	0	175,000
Advances from related parties	0	90,000	129,500
Repayment of related party loans	0	0	(73,500)

Net cash generated by financing activities	0	275,000	450,550

Change in cash	(116,660)	122,416	5,822

Cash at beginning of period	122,482	66	0

Cash at end of period	$5,822	$122,482	$5,822

See accompanying notes to financial statements.

BELLACASA PRODUCTIONS, INC.
 (a development stage company)

 Notes to Consolidated Financial Statements
 Year Ended December 31, 2006

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

              Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense was $569 and $1,036 for fiscal years 2006 and 2005, respectively.

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

              Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

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

              The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. There are currently no outstanding options subject to future vesting, therefore, no charge is required for the year ended December 31 , 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

              It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any additional potential shares outstanding would be anti-dilutive. If the Company had generated earnings during the year ended December 31, 2006, it would have added 75,000 common equivalent shares to the weighted average shares outstanding (412,500 in the year ended December 31, 2005) to compute the diluted weighted average shares outstanding. The impact of options and warrants to purchase 865,000 shares was not included in the computation of diluted earnings per share at December 31, 2006, because the exercise prices of these options and warrants were greater than the average share price during the measurement period.

              Accounting for Obligations and Instruments Potentially to be Settled in the Company's own Stock: The Company accounts for obligations and instruments potentially to be settled in the Company's stock in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock." This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

              Under EITF Issue No. 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

              Equity
              · Contracts that require physical settlement or net-share settlement; and
              · Contracts that give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

              Assets or Liabilities
              · Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company); and
              · Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

              All contracts are initially measured at fair value and subsequently accounted for based on the current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

              In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The recorded value of the liability for such derivatives can fluctuate significantly based on fluctuations in the market value of the underlying common stock of the issuer of the derivative instruments, as well as in the volatility of the stock price during the term used for observation and the remaining term.

              Warrant Derivative Liabilities

              The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings

Selected Recent Accounting Pronouncements

              In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its results of operations and financial condition and are not yet in a position to determine such effects.

              In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. The Company is currently evaluating the effect that the adoption of SFAS 108 will have on its results of operations and financial condition.

              In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

              In May 2006, the FASB issued "SFAS No. 154", "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2006. The Company adopted SFAS No. 154 on January 1, 2006 with no expected material effect on its financial statements.

Note 4 - Income Taxes

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

              The Company has approximately $900,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2026. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Management has determined that it more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided. A summary of the deferred tax asset as of December 31, 2005, and December 31, 2006, is as follows:

	2006	2005

The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0	$0
State	0	0

Total currently payable	0	0

Deferred:
Federal	53,000	39,000
State	8,000	6,000

Total deferred	61,000	45,000
Less decrease (increase) in allowance	(61,000)	(45,000)

Net deferred	0	0

Total income tax provision (benefit)	$0	$0

	2006	2005

Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$203,000	$142,000

Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards	(203,000)	(142,000)

Net deferred income taxes	$0	$0

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

              The Company plans to use the prepaid product under this Agreement to pursue the development of its medical devices. As of December 31, 2007, or sooner, if a triggering event occurs that has impaired the carrying value of the asset, the Company will make a determination regarding whether there has been an asset impairment. As of December 31, 2006, the board of directors and shareholders of the Company had approved the spin-off of its Aquamer, Inc. subsidiary as an independent reporting public company that plans to actively pursue the development, testing and marketing of its medical products.  The Company determined that as of December 31, 2006, there had been no impairment of value because it had not had sufficient time, as a public company to arrange for financing; and there had been no triggering event which would require a reduction of carrying value of the asset. Such triggering events may include the determination of the inability of Aquamer, as an independent company, to raise sufficient capital; a foreseen delay in raising such capital; the inability of the manufacturer to deliver the product; or the decision of Aquamer, as an independent company, to not proceed with clinical trials; or elects to change its business plan.

Note 6 - Advances to Related Parties

              The Company is the holder of a note receivable from the Company's director and former president for $29,000, which bears interest at 4% per annum. At December 31, 2006, the total balance outstanding including accrued interest of $5,654 was $34,654. Interest for the years ended December 31, 2006 and December 31, 2005 was $1,160 and $1,160, respectively.

Note 7 - Property and Equipment

              Property and equipment consists of the following:

	December 31, 2006	December 31, 2005

Equipment	$6,900	$6,900
Less accumulated depreciation	(6,900)	(6,331)

	$0	$569

Note 8 - Advances from Stockholder

              In December 2001, a stockholder advanced $50,000 to the Company, which bears interest at 6% and is due and payable on demand. As of December 31, 2006, interest in the amount of $15,000 has been accrued, including $3,000 in the year ended December 31, 2006 and $3,000 in the year ended December 31, 2005.

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

              The note provided for conversion into the Company's common stock, at the holder's option, at the lesser of $0.10 per share or the average of the two highest bids for the Company's common stock for the five days prior to conversion. The attached warrants are described below, in Note 10 - Stockholders' Equity - Warrants Issued with Convertible Note.

              Pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27"Application of Issue No. 98-5 to Certain Convertible Instruments,"  the issuance of the $90,000 note and detachable warrants resulted in a discount being recorded in the amount of $3,530 from the beneficial conversion feature and relative fair value of the warrants, as determined using an appropriate valuation model, and is being amortized over the term of the $90,000 note. From the date of issuance through January 31, 2006, the Company amortized $1,300 ($1,100 in 2006 and $200 in 2005) of the discount to interest expense.  The beneficial conversion feature in the amount of $1,765 was credited to Stockholders' equity - Additional paid-in capital at the date of issuance of the note payable.

              The note and warrants were restricted as to transferability. The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities. The holder of the note and warrants may include the securities as part of any future registration statement of the Company under "piggy-back" registration rights.

Note 10 - Stockholders' Equity

              Capital Structure

              The Company is authorized by its Articles of Incorporation to issue 50,000,000 shares of common stock with a par value of $0.0001 and 25,000,000 shares of preferred stock. As of December 31, 2006, there were 39,479,648 shares of common stock that were issued and outstanding. There were no preferred shares issued as of that date.

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

            Services and Facilities Provided by Related Parties as Additional Paid-in Capital

            The Company's former president and current president provided, without cost to the Company, their services, valued at $2,500 per month, which totaled $22,500 for the year ended December 31, 2006; and $22,500 from inception to December 31, 2006. A related party and the current president also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,800 for the year ended December 31, 2006; and $1,800 from inception to December 31, 2006. The total of these expenses, $24,300 was reflected in the statements of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

            Warrants - Issued with Convertible Note

            In connection with the issuance of the Convertible Note Payable, described above in Note 8 - Convertible Note Payable - Related Party, the Company issued to the purchaser of the note 18-month warrants to purchase 180,000 shares of the Company's common stock at an exercise price of $0.10 per share. The expiration date of the warrants is January 15, 2007. The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the warrants. The warrant holder is entitled to certain "piggy-back" registration rights. At the date of issuance, the fair value of the warrants, $1,765, was credited to Stockholders' equity - Additional paid-in capital.   The warrants expired on January 15, 2007.

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

Note 11 - Stock Option Plan

              In July 1998, the Company adopted the Bellacasa Productions, Inc. 1998 Stock Option Plan (the "Plan").  The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period.  Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less then 100% of the fair market value of the stock at the date of grant.  In February 2005, stock options to purchase 50,000 and 400,000 shares of common stock for a total of 450,000 were granted with an expiration date of February 2010 and an exercise price of $0.15 per share.  In April 2005, a director, in connection with his resignation, returned to the Company the stock option for 50,000 shares. On October 1, 2005, an additional 200,000 stock options were granted with an expiration date of February 2010 and an exercise price of $0.20 per share. At the respective dates of issuance, the fair value of the 600,000 stock options, which totaled $21,600 was charged to expense and credited to Stockholders' equity - Additional paid-in capital.   As of December 31, 2006, no other stock options had been granted and the total of stock options outstanding was 600,000.

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

Note 13 - Going Concern

              The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of the Successor Company of approximately $738,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

              Management's plans are to spin-off its wholly owned subsidiary, Aquamer to the Company's shareholders; to complete a reverse merger; to raise additional capital either in the form of common stock or convertible securities. It expects that Aquamer, as a newly independent public company will attempt to raise capital to continue research and development and pursue clinical trials to obtain necessary approvals to market its products. There can be no assurance, however, that the Company or its subsidiary will be successful in accomplishing their objectives.

Note 14 - Subsequent Events

            In March 2007, the Company distributed to its shareholders all of the issued and outstanding stock of its wholly owned subsidiary, Aquamer, Inc. The distribution was made on a pro-rata basis, .721996 shares of Aquamer for each one share of the Company's common stock owned on the record date, February 2, 2007.

            Also in March 2007, the Company completed a reverse merger with WiFiMed, Inc; changed its  name to WiFiMed Holdings Company, Inc;  effected a 1-for-ten reverse split of the Company's common stock; and increased the authorized shares of common stock to 75,000,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-KSB has been made known to him.

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

Based upon an evaluation conducted for the period ended December 31, 2006, Marshall Sterman who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of December 31, 2006, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

·  Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.
·  Lack of sufficient accounting staff, which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures.

(b)           Changes in internal controls

We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Effective March 6, 2007, WiFiMed, Inc., the Company and a wholly owned subsidiary of the Company completed an Agreement and Plan of Merger dated September 15, 2006 whereby a wholly owned subsidiary of the Company merged with and into WiFiMed with WiFiMed remaining as the surviving corporation and a wholly owned subsidiary of the Company.  Pursuant to the merger agreement, Steven Preiss resigned as a director of the Company.  Marshall Sterman, as of the effective time of the merger, as the sole director of the Company, appointed to the Board of Directors, Jeffrey A. Simon, Richard F. Burtt, David Hubbard and Robert Coffill, Jr., who will serve as directors of the Company until the next annual meeting of the Company's shareholders.  In addition, new officers of the Company have been appointed.  Biographical information concerning the new directors (including Marshall Sterman) and officers is set forth below:

Name	Age	Position

Jeffrey A. Simon	63	President, CEO and Director
Mark A Bloomberg, MD	58	Executive Vice President, Chief Medical officer
Marshall Sterman	75	Chairman
Richard F. Burtt	62	Director
David Hubbard	51	Executive Vice President, Director
Robert Coffill, Jr.	58	Director

Biographies

Jeffrey A. Simon, President, CEO and Director.  Mr. Simon is the founder of WiFiMed and has served as its President, CEO and Director since inception.  He has 40 years of industry experience in technology operations, including serving as President and COO of Immersive Design, Inc. an animation software company from 1998 to 2000.  During 2001 he served as Executive Vice President and COO of Nexvoice, Inc., a healthcare practice voice recognition company.  During 2002 he served as Executive Vice President and COO of Raceme, Inc., a virtual environment software company.  He previously served as President of D.H. Brown Associates, a leading technology research analyst and consulting firm from 1994 to 1996.  Mr. Simon has also previously served as Vice President of Consulting Services for Migration Software System; Vice President of Marketing for both Culler Scientific Systems and Applicon (Schlumberger); and key senior management positions with Prime Computervision, Digital Equipment Corporation, Perkin Elmer and Honeywell.  He holds a BS, Mathematics and BA, Architectural Engineering, Pennsylvania State University.

Mark A. Bloomberg, MD, Vice President of Marketing.  Dr. Bloomberg has served as an associate professor at Tufts University School of Medicine since 2001.  In addition, since 1998 Dr. Bloomberg has served as President of the Bloomberg Healthcare Group, a health care consulting company that provides consulting services to a variety of health care organizations.  Since 1984, Dr. Bloomberg has served as a member of the American College of Physician Executives.  Since 1994, Dr. Bloomberg has served as a member of the Massachusetts Medical Society.  Dr. Bloomberg is a graduate of Boston University and received his medical degree from Robert Wood Johnson Medical School.  He also received an MBA from Northeastern University.

Marshall Sterman, Chairman.  Mr. Sterman has served as the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company since August 25, 2006.  Since 1986, Mr. Sterman also has been the President of The Mayflower Group, Ltd., a merchant banking firm.  During his over 40 years of business experience, Mr. Sterman has assisted businesses in obtaining financing as a principal of a registered broker-dealer and as a merchant banker.  Some of Mr. Sterman's other business positions, during such period, include (1) President of Allied First Class Partners, a company that owned Rebound, a Denver-based training and facilities company for incarcerated youth, which Mr. Sterman co-founded; (2) Director and founder of The Standish Care Company, one of the first assisted living facilities to be publicly traded in the United States; (3) Managing Director of The BankHouse, a Boston-based merchant bank which concentrated on the funding of start-up and early stage businesses; and (4) Director of KTI, which was a publicly traded waste-to-energy company and was acquired by Casella Waste Systems. Mr. Sterman also currently serves on the board of directors of Andover Medical, Inc., a publicly traded company that provides durable medical equipment and treatment solutions.

Richard F. Burtt,  Director.  Since June 2004 Mr. Burtt has served as the Chief Executive Officer of Nomir Medical Technologies, Inc., an early stage company founded to develop and commercialize a comprehensive optical solution to wound healing.  Mr. Burtt has over 25 years of senior level experience in creating and building technology, life sciences, and software businesses.  As Managing Director of Value Added Strategies, LLC, (VAS) since March 2001, Mr. Burtt has experience in mergers and acquisitions with operational, financial, and strategic expertise to early stage to middle market firms.  Prior to creating VAS, Mr. Burtt founded and launched five businesses leading to their acquisitions.  He developed expertise in mergers, acquisitions, and technology transfers as Executive Vice President at Medtronic, a medical technology company.  Mr. Burtt holds a MS from University of Mass. (Lowell).  He also has five years of IBM executive education.  He has served 27 years of multiple Board of Directors memberships, and was awarded two US patents.

Dave Hubbard, Director.  Mr. Hubbard is one of the founders of WiFiMed.  He has extensive experience in product development, creative marketing, multi-media marketing and public speaking.  He was an All American collegiate and National Football League player with the New Orleans Saints.  After a serious back injury, he developed and obtained a patent for a unique method of building strength without compressing the spine.  He has been featured many times on radio, television and on several infomercials including numerous appearances on QVC.  Mr. Hubbard has successfully produced, marketed and sold a portable voice-to-computer dictation system for physicians.  It was that venture that led to the future development of WiFiMed.  Since July 2004 he has served as President of GoHubbard Enterprises, a marketing and consulting firm he founded.  From 2000 through August 2002 he served as Chief Marketing Officer of Nexvoice, Inc.  Mr. Hubbard is a member of the National Football League Alumni Association.

Robert Coffill, Jr., Director.  Mr. Coffill, Jr. has been the Senior Vice President of Field Operations for Medical Solutions Management Inc. from April 2005 to present.  Prior thereto, from July 2004 to April 2005, Mr. Coffill, Jr., served as sales manager in the New England region for Ortho Rehab, Inc., a $40 million manufacturer and distributor of continuous passive motion devices.  From January 2000 to January 2002, Mr. Coffill, Jr. formed and served as the Chief Executive Officer of a construction staffing company in New York with sales of nearly $6 million.  From 1978 to 2000, Mr. Coffill, Jr. has a career in education, serving as a principal and then a superintendent in five school districts located in urban, suburban and rural environments with school populations ranging from 900 to 3,200 students.  Mr. Coffill, Jr. earned a B.S. from North Adams State College, a Masters in Education from Salem State College and a C.A.E.S. from the Boston College Advanced Executive School Management Program.

Directors

Directors serve for a term of one year and stand for election at our annual meeting of stockholders.  Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors.

Committees

Currently, WiFiMed has not established any committees of the Board of Directors.

Compensation Of Directors

Members of WiFiMed's Board of Directors are reimbursed for all out of pocket expenses incurred in connection with the attendance at any Board meeting or in connection with any services they provide for and on behalf of WiFiMed.

Compliance With Section 16(a) Of The Securities Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.  Based on available information, we believe that all filings with respect to Section 16(a) are current for the period covered by this report.

Code Of Ethics

Effective March 28, 2006, the Company's board of directors adopted a Code of Business Conduct that applies to, among other persons, our  president (being our principal executive officer) and our acting chief financial officer (being our principal financial and accounting officer), as well as persons performing similar functions.  As adopted, our Code of Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct requires, among other things, that all of our personnel shall be accorded full access to our president and chief financial officer with respect to any matter, which may arise relating to the Code of Business Conduct. Further, all of our personnel are to be accorded full access to our board of directors if any such matter involves an alleged breach of the Code of Business Conduct by our president or chief financial officer.

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

Our Code of Business Conduct was filed with the Securities and Exchange Commission on March 31, 2006, as Exhibit 14.1 to the annual report on Form 10-KSB. We will provide a copy of the Code of Business Conduct to any person without charge, upon request.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2006 and 2005 to the Company's named executive officers.  No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award(s) (#)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)

MarshallSterman (1)(5)	2006	$ -0-	$ -0-	$ -0-	-0-	$ -0-	$ -0-	$ -0-
CEO and CFO

Richard Gagne (2)	2005	$ -0-	$ -0-	$ -0-	-0-	$ -0-	$ -0-	$ -0-
President and CEO

Steven Preiss (3)	2005	$ -0-	$ -0-	$ -0-	-0-	$ -0-	$ -0-	$ -0-
President and CEO

Edwin A. Reilly (4)	2005	$ -0-	$ -0-	$ -0-	-0-	$ -0-	$ -0-	$ -0-
President and CEO

(1)  Served as executive officer from August 25, 2006 through March 6, 2007.
(2)  Mr. Gagne resigned as president and CEO, effective January 26, 2005.
(3)  Mr. Preiss served as president and CEO from January 26, 2005 until September 20, 2005.
(4)  Mr. Reilly was appointed to the positions of Chairman of the Board, CEO, President and Acting CFO, effective September 20, 2005 through August 25, 2006.
(5)  Mayflower Group Ltd, whose president is Mr. Sterman, was paid $5,000 as a consulting fee in 2006.

Outstanding Equity Awards At Fiscal Year End

As of December 31, 2006, there were no outstanding stock options or other equity awards granted to our executive officers or directors.

Director Compensation

None.

Stock Option Grants In The Past Fiscal Year

We have not issued any grants of stock options in the past fiscal year to any officer or director.

Employment Agreements

At December 31, 2006, we did not have employment agreements with any of our employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding the beneficial ownership of the Company' common stock as of April 9, 2007 by those individuals who serve as directors and officers of the Company following the merger.  The table also includes each person that will own more than 5% of the Company' common stock following the merger.  Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days from the date hereof are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.  Unless otherwise indicated, the address for each of the shareholders of the Company is 3320 Keenland Road, Marietta, Georgia 30062.

Name	Number		Percentage

Marshall Sterman	535,957	(1)	1.6%
Jeffrey A. Simon	3,761,546	(2)	10.8%
Richard F. Burtt	603,983	(3)	1.7%
Mark Bloomberg	1,054,384	(4)	3.0%
Robert Coffill, Jr.	217,605	(5)	*
David Hubbard	1,318,071	(6)	3.8%
George A. Hart(7)	3,195,390		9.2%
Barry Kramer(8)	4,857,493	(8)	14.0%
Robert Plumb(9)	2,707,215	(9)	7.8%
Directors and officers as a Group (6 persons)	7,491,546	(1)(2)(3)(4)(5)(6)	21.0%

*      Less than 1%

(1)       Excludes the following shares of which Mr. Sterman disclaims beneficial ownership:  32,000 shares owned by his adult daughter, Jessica Weinstein, and 32,000 shares owned by his daughter-in-law, Pajes Merriman.  Includes 435,209 shares of common stock underlying warrants exercisable at $0.46 per share.
(2)       Includes 908,530 shares of common stock underlying stock options exercisable at between $0.25 and $0.46 per share.
(3)       Includes 380,808 shares of common stock underlying warrants owned by Value Added Strategies, LLC, which is principally owned by Richard F. Burtt.  The warrants are exercisable at $0.46 per share.
(4)       Includes 489,610 shares of common stock underlying stock options exercisable at $0.10 per share.
(5)       Includes 217,605 shares of common stock underlying options and warrants exercisable at $0.46 per share.
(6)       Includes 163,204 shares of common stock underlying options exercisable at $0.46 per share.
(7)       Address is 5620 Conway Dr., Marietta, Georgia.
(8)       Address is 12438 Promontory Road, Los Angeles, California.  Includes 2,664,358 shares of common stock underlying warrants exercisable at prices ranging from $0.0775 to $0.46 per share.
(9)       Address is 1524 Vassar Street, Houston, Texas.  Includes 1,184,964 shares of common stock underlying warrants exercisable at prices ranging from $0.10 to $0.46 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of the end of the most recent fiscal year.  The information does not reflect the Company's reverse split which was completed subsequent to year ended December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected 1st column

Equity compensation plans approved by security holders	600,000	$0.167	400,000
Equity compensations plans not approved by security holders	9	N/A	0

Total	600,000		400,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; INDEPENDENT DIRECTORS

The Company is the holder of a note receivable from the Company's former director and former president for $29,000, which bears interest at 4% per annum. At December 31, 2006, the total balance outstanding including accrued interest of $5,654 was $34,654. Interest for the years ended December 31, 2006 and December 31, 2005 was $1,160 and $1,160, respectively.

In July, 2005, the Company issued, to a related party, an unsecured convertible note, with warrants attached, in the principal amount of $90,000 for $90,000 cash.  The note proceeds were used for prepayments under a product supply agreement. The note had a maturity date of January 15, 2007 and provided for interest at 12% per annum, payable semi-annually.  The note was converted into 900,000 shares of common stock in February 2006, in accordance with its terms. The warrants expired in January 2007.

ITEM 13.  EXHIBITS

Exhibits

Exhibit No.	Description	Location
2.2	Agreement and Plan of Merger Agreement, dated September 15, as amended	(1)
2.3	Articles of Amendment dated March 6, 2006	(1)
3.1	Articles of Incorporation	Previously filed
3.2	Bylaws	Previously filed
10.1	2006 Stock Option Plan	(1)
31.1	Certification Pursuant to Section 3.02	Provided herewith
31.2	Certification Pursuant to Section 3.02	Provided herewith
32.1	Certification Pursuant to Section 1350	Provided herewith
32.2	Certification Pursuant to Section 1350	Provided herewith

(1)           Previously filed under the Company's Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on February 6, 2007.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Auditors Fiscal Year ended December 31, 2006

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountants for professional services rendered for the audit of the Company's consolidated financial statements during the fiscal year ending December 31, 2006 and for the review of the Company's financial information included in its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2006 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2006 was $3,000.

Audit Related Fees:  The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company's audit or review of the Company's financial statements were $0.

Tax Fees:  The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2006 was $2,000.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2006 was $0.

Fees to Auditors Fiscal Year ended December 31, 2005

Audit Fees: The aggregate fees, including expenses, billed by principal accountants for professional services rendered for the audit of the Company's consolidated financial statements during fiscal year ending December 31, 2006 and for the review of the Company's financial information included in its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2005 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2005 was $4,000.

Audit Related Fees:  The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company's audit or review of the Company's financial statements during the year ended December 31, 2005 were $0.

Tax Fees:  The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2005 was $0.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2005 was $0.

The Company has no audit committee.  The Company's board of directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor's independence.  All services were approved by the board of directors prior to the completion of the respective audit.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2007	WIFIMED HOLDINGS COMPANY, INC.

By: /s/ Jeffrey Simon
Jeffrey Simon
President, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey A. Simon                                Dated:  April 15, 2007
Jeffrey A. Simon,
Executive Vice President

_____________                                    Dated:  April 15, 2007
Mark A. Bloomberg, MD,
Executive Vice President

/s/ Richard F. Burtt                                 Dated:  April 15, 2007
Richard F. Burtt, Director

/s/ Robert Coffill, Jr.                               Dated:  April 15, 2007
Robert Coffill, Jr., Director

_____________                                    Dated:  April 15, 2007
David Hubbard, Executive Vice President

/s/ Marshall Sterman                                Dated:  April 15, 2007
Marshall Sterman, Chairman