Form 10QSB
period 2007-03-31
WIFIMED HOLDINGS COMPANY, INC.
filed 2007-05-21
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-QSB

 [X] Quarterly Report under Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the quarterly period ended March 31, 2007

000-49707

Commission file number

WIFIMED HOLDINGS COMPANY, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	58-2412118

(State of incorporation)	(IRS Employer Identification Number)

3320 Keenland Road Marietta, Georgia 30062

(Address of principal executive office)

866-833-9948

(Issuer's telephone number)

Check mark whether the Issuer (1) has filed all reports  required to be filed by Section 13 or 15 (d) of the  Securities  Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing  requirements for the past 90 days. Yes  X    No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       No _X_

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2007, we had 24,192,967 shares of our Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ___    No _X_

INDEX

PART I.    CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.      Consolidated Condensed Financial Statements
                 Basis of Presentation
                 Condensed Consolidated Balance Sheet – March 31, 2007 (Unaudited)
                 Condensed Consolidated Statements of Operations for the
                      Three Months Ended March 31, 2007 and 2006 (Unaudited)
                 Condensed Consolidated Statements of Cash Flows for the
                      Three Months Ended March 31, 2007 and 2006 (Unaudited)
                 Notes to Condensed Consolidated Financial Statements (Unaudited)
Item 2.      Management's Discussion and Analysis and Plan of
                 Operation
Item 3.      Controls and Procedures

PART II.    OTHER INFORMATION

Item 1.      Legal Proceedings
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.      Default Upon Senior Securities
Item 4.      Submission of Matters to a Vote of Securities
Item 5.      Other Information
Item 6.      Exhibits

Signatures

PART I: CONSOLIDATED FINANCIAL INFORMATION

Item 1.      Financial Statements.

WiFiMed Holdings Company, Inc.
Consolidated Balance Sheet
(Unaudited)

March 31,
2007

ASSETS
Cash	$113,607
Accounts receivable, net	360,237
Notes receivable	35,029
Deferred cost of revenue	85,365
Prepaid expenses	25,003

Total current assets	619,241

Fixed assets	79,256
Accumulated depreciation	(44,020)

Fixed assets, net	35,236
Security deposits	0

$654,477

LIABILITIES
Accounts payable	$406,887
Credit cards payable	20,381
Accrued expenses	156,235
Deferred revenue	444,635
Bank line of credit	122,200
Loans and notes payable	440,800
Loans and notes payable to officer	38,000
Loans and notes payable to shareholder	65,748
Payroll payable	20,000
Payroll payable to officer	31,250
Capital lease - current portion	6,512
Other current liabilities	0

Total current liabilities	1,752,648

Capital lease - noncurrent portion	15,959

STOCKHOLDERS EQUITY
Common stock, par value $0.0001	2,419
75,000,000 shares authorized
24,192,967 shares issued and outstanding
Additional paid in capital	3,650,640
Retained deficit	(4,767,189)

Total stockholders equity	(1,114,130)

$654,477

The accompanying notes are an integral part of these financial statements.

WiFiMed Holdings Company, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,

	2007	2006

Revenue	$0	$0
Cost of revenue	0	0

Gross margin	0	0

General & administrative expenses	542,797	125,130
Depreciation	7,199	3,006
Research & development expenses	54,310	30,300
Rent expense	1,936	0

Total operating expenses	606,242	158,436

Loss from operations	(606,242)	(158,436)

Interest income	29	0
Other income	0	0
Interest expense	(5,669)	(7,056)

Net loss	$(611,882)	$(165,492)

Basic net loss per common share	$(0.03)	$(0.01)
Basic weighted average number of common shares	19,118,077	14,005,379
Diluted net loss per common share	$(0.03)	$(0.01)
Diluted weighted average number of common shares oustanding	19,118,077	14,005,379

The accompanying notes are an integral part of these financial statements.

WiFiMed Holdings Company, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,

	2007	2006

Operations:
Net loss	$(611,882)	$(165,492)
Adjustments to net income:
Depreciation	7,199	3,006
Deferred compensation - stock options and warrants	1,692	0
Changes in assets & liabilities
Accounts receivable	0	(54,965)
Deferred cost of revenue	(47,635)	0
Prepaid expenses	(165)	(6,425)
Accounts payable	6,798	62,271
Credit cards payable	(2,254)	0
Accrued expenses	(29,684)	1,864
Deferred revenue	0	54,600
Payroll payable	0	(290,942)
Payroll payable to officer	0	354,427

Net cash used in operating activities	(675,931)	(41,656)

Investing:
Advance on note receivable	(35,000)	0
Purchase of fixed assets	(3,819)	(443)

Net cash used in investing activities	(38,819)	(443)

Financing:
Net proceeds from issuance of loans	513,800	28,307
Net payments on issuance of bank loans	1,919	0
Proceeds from capital lease	23,818	0
Repayment of capital lease	(1,180)	0
Net proceeds from issuance of common stock	290,000	0

Net cash provided by financing activities	828,357	28,307

Change in cash	113,607	(13,792)

Cash at beginning of period	0	13,818

Cash at end of period	$113,607	$26

Supplemental disclosures:
Interest paid	0	0
Taxes paid	0	0

Non-cash investing and financing activities:
Conversion of loans and notes to stock	100,000	0

The accompanying notes are an integral part of these financial statements.

WiFiMed Holdings Company, Inc.
Notes to Consolidated Financial Statements
March 31, 2007

1. Description of Business and Summary of Significant Accounting Policies

Business

We provide applications and solutions to manage the Patient Workflow Process (PWP).  Our proprietary solution, Tablet MD, is the first physician-centric application that meets physician demands for usability, mobility, and affordability.  It is a fully featured, intuitive, tablet-based system that enables physicians to document the entire physician-patient encounter while reducing practice overhead and improving care.  Tablet MD meets HIPAA requirements and easily and securely integrates with existing Practice Management (PM), lab and other office systems.

The Company was previously in the development stage. Development activities have ceased and planned principal operations have commenced. The Company generates revenues in the form of software license fees, hosting subscription fees, implementation fees from customization and integration services related to its software licensing and hosting arrangements, as well as fees from the sale of equipment.   The Company has experienced operating losses since its inception. Additional operating losses are anticipated for the foreseeable future as the Company builds its revenue base while expanding its operations, sales and marketing activities, and product technology development.

The Company was formed as a limited liability corporation in Georgia during November 2002. During December 2004 WiFiMed, Inc. was formed as a Delaware C-Corporation.  The companies were not formally merged until May 2006.

WiFiMed, Inc. merged with Bellacasa Productions, Inc. in March 2007.  The merger transaction was accounted for as a reverse merger with WiFiMed being deemed the acquiring entity for financial accounting purposes.  The combined company was subsequently renamed WiFiMed Holdings Company, Inc. Thus, the historical financial statements of the Company prior to the effective date of the Bellacasa merger have been restated to be those of WiFiMed.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and the general instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report for the fiscal year ended December 31, 2006. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any future period.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WiFiMed Holdings Company, Inc. and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Management makes estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ from those estimates.

2. Stock-based employee compensation

WiFiMed has a stock option plan under which employees, consultants, and other advisors may be issued options to purchase the common stock of the Company.  The plan is administered by the Board of Directors or a committee thereof.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the three months ended March 31, 2007: dividend yield of 0%; expected volatility of 12%; risk-free interest rate of between 4.59% and 5.14%; and an expected life of 3 years.

The following table summarizes stock option activity for the three months ended March 31, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding at December 31, 2006	4,678,498	$0.35	0.05

Granted	0
Exercised	0
Canceled or expired	0

Outstanding at March 31, 2007	4,678,498	$0.35	0.05

Exercisable	1,564,033

As of March 31, 2007 there was $217,857 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted.

The following table summarizes warrant activity for the three months ended March 31, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding at December 31, 2006	271,291	$0.46	0.07

Granted	0
Exercised	0
Canceled or expired	0

Outstanding at March 31, 2007	271,291	$0.46	0.07

Exercisable	271,291

3. Net loss per common share

Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share." We compute basic net loss per share by dividing net income or loss by the weighted average number of common shares outstanding for each period. Diluted net loss per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic net loss per share calculation using the treasury stock method, if their effect is dilutive. Diluted earnings per share is the same as basic earnings per share for all of the periods presented since the effect of the conversion of preferred stock, stock options and warrants would have an anti-dilutive effect on earnings per share.  The computation of net loss per share for the three months ended March 31, 2007 is as follows:

Three Months Ended March 31, 2007

Net loss	$611,882
Weighted average common shares outstanding – basic	19,118,077
Weighted average common share equivalents
(stock options and warrants)	0

Weighted average common shares outstanding – diluted	19,118,077
Net loss per share:
Basic	$(0.03)
Diluted	$(0.03)

4.  Mergers and Acquisitions

Effective March 6, 2007, we completed merger with Bellacasa Productions whereby we merged with a subsidiary of Bellacasa with WiFiMed remaining as the surviving corporation and a wholly owned subsidiary of the Bellacasa.  Bellacasa subsequently changed its name to WiFiMed Holdings Company, Inc.  In exchange for all of the outstanding shares of WiFiMed, Inc. common stock, holders of WiFiMed, Inc. common stock received approximately 17,944,680 shares, options and warrants of the Company representing approximately 86% of the outstanding shares of the Company on a fully diluted basis after giving effect to the merger and the reverse stock split discussed herein.

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three months ended March 31, 2007 and March 31, 2006 assuming the merger with Bellacasa had been completed at the beginning of the periods presented:

Three Months Ended
March 31, 2006

Revenues	$0
Net loss	$(407,411)
Weighted average common shares outstanding (basic and diluted)	17,953,344
Basic and diluted net loss per share	$(0.02)

On March 26, 2007 we entered into a letter of intent to acquire 100% of the stock of JMJ Technologies, Inc. in exchange for stock of WiFiMed plus the assumption of certain liabilities of JMJ.  The acquisition is subject to due diligence and other conditions.  As part of the letter of intent we agreed to provide bridge financing to JMJ until closing of the transaction in the form of a secured promissory note.  The principal balance outstanding on the note at March 31, 2007 was $35,000.

4.  Income Taxes

At March 31, 2007 the entire deferred tax asset balance was reserved and no provision for income taxes had been reflected for the year then ended.

In periodically assessing our ability to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. Management analyzes several factors including the amount and timing of the scheduled expiration and reversals of our net operating loss carry forwards (NOLs) and deferred tax items, respectively, as well as potential generation of future taxable income over the periods for which the NOLs are applicable. Certain estimates used in this analysis are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Although we believe the expectations reflected in these estimates are based upon reasonable assumptions, we can give no assurance that actual results will not differ materially from these expectations.

5.  Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of approximately $600,000 for the three months ending March 31, 2007.  As a result, there is an accumulated deficit of approximately $4.8 million at March 31, 2007.

The Company's continued existence is dependent upon its ability to raise capital and/or to successfully market and sell its products.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2.      Management's Discussion and Analysis of Financial Condition and Plan of Operations

General

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements.  WiFiMed Holdings Company, Inc. is referred to herein as "WiFiMed", "the Company", "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans.  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties.  Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis provides information, which WiFiMed management believes is relevant to an assessment and understanding of WiFiMed's results of operations and financial condition.  The discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

Overview

WiFiMed is a provider of wireless patient information through its proprietary product Tablet MD® which WiFiMed developed to assist physicians and health care providers manage patient workflow.  At March 31, 2007, WiFiMed has an accumulated deficit of approximately $4.8 million.  WiFiMed began operations as WiFiMed, LLC, a Georgia limited liability company, in November 2002.  In June 2004, WiFiMed, LLC entered into an Agreement and Plan of Merger with WiFiMed, Inc., a corporation formed in Delaware on December 17, 2004.  Due to an administrative oversight, articles of merger were not filed in Delaware or Georgia until on or about March 21, 2006, at which time the merger became effective.  Then in March 2007, WiFiMed merged with and into Bellacasa Productions, Inc., which was subsequently renamed WiFiMed Holdings Company, Inc.

WiFiMed's offices are located at 3320 Keenland Road, Marietta, Georgia 30062, phone number is (866) 833-9948 and its website is www.wifi-med.com.

Tablet MD

Tablet MD operates on a tablet PC and manages patient medical information, consultation notes, prescriptions, records and charts through five proprietary technologies – Patient Workflow Process ("PWP"), Global Synchronization Technology ("GST"), Transcription Free Dictation ("TFD"), Cross Mapping Technology ("CMT") and Complex Reporting Administration and Multiphase Processor.  Tablet MD has been designed to meet the Health Insurance Portability and Accountability Act ("HIPAA") requirements and is designed to reduce medical errors, documentation time, overhead, and time spent filing insurance claims.  Tablet MD offers insurance coding and manages prescriptions and performs drug interaction reviews based on a patient's unique history.

Currently, private medical practices rely on paper-based systems or point solutions that are time and people intensive and prone to error.  Tablet MD is designed to eliminate paper systems and integrate information flows.  The advantage of Tablet MD for the physician is clear and direct.  It substantially reduces time spent on documentation, reduces overhead expenses such as forms and dictation, improves cash flow, and improves patient care.  It is WiFiMed's mission to make Tablet MD the gold standard of physician productivity applications.

WiFiMed integrates its proprietary application, Tablet MD, with industry standard Tablet PCs and WiFi wireless technologies.  Tablet MD is personalized to the medical professional in order to reduce the learning curve and provide an efficient and effective environment the user has come to expect.  This solution frees the physician to work with patients by reducing time spent on documentation.  Tablet MD speeds information collection while accommodating the physician's preferred documentation style.  Through PWP, it uses active forms, drawings, dictation, speech recognition and handwriting to document the visit.  Routine activities are speeded by documentation aids and drop-down lists that self-adapt for each physician.  Patient eye contact and rapport are maintained.  The user can rapidly create or update a medical record and treatment plan, execute the prescribed treatment plan, retrieve the results and return them as instant messages.  All outstanding information and unfinished tasks are automatically tracked so the physician is assured their clinical and regulatory obligations are met.  Tablet MD is designed to provide HIPAA compliant tools for the practice that work with existing applications and can be integrated with an existing Electronic Medical Record ("EMR") system.  Information entered in EMR or Tablet MD systems may be automatically synchronized.  The physician may use Tablet MD anywhere, whether in the office, hospital or home.  The application contains all relevant data and automatically re-synchronizes when a network link is reacquired.

In the future, WiFiMed plans to incorporate comprehensive coding assistance and Transcription Free Documentation ("TFD") into Tablet MD.  This unique capability incorporates voice-interaction technology producing a document in real-time as accurately as a transcriptionist, without the need for physician voice training.

Critical Accounting Policies

Revenue recognition

The Company's revenue consists of revenues from the licensing of software to end user customers; fees for services rendered to include installation, training, implementation, and customer maintenance contracts; fees for the resale of certain computer equipment; and the outsourcing or hosting of services.

The Company recognizes software license revenue under Statement of Position No 97-2 "Software Revenue Recognition" as amended by Statement of Position No. 98-9, "Software Revenue Recognition With Respect to Certain Transactions", Emerging Issues Task Force 00-21, "Revenue Arrangements with Multiple Deliverables", and related interpretations.

Sales of licensed software are recognized as revenue upon delivery and installation of the software at the customer site.  Sometimes our agreements with customers include acceptance provisions, in which case revenue is not recognized prior to customer acceptance.  Regardless of the form of sale, no revenue is recognized without persuasive evidence of an arrangement existing.  Persuasive evidence is determined to be a signed purchase order received from the customer or an equivalent form for those customers lacking a formalized purchase order system.  In the case where customer acceptance is required, persuasive evidence includes this customer acceptance documentation.  In the case of software license sales, a software license agreement signed by both parties is often required in addition to a purchase order or equivalent.  Additionally, revenue is only recognized when a selling price is fixed or determinable and collectibility of the receivable is deemed to be probable.

Service revenues such as training, installation and implementation are recognized when the service is complete and acknowledged by the customer.  Fees charged to customers for post-contract Customer Support are recognized ratably over the term of the contract.  Costs related to maintenance obligations are expensed as incurred.

Sales which constitute a multiple-element arrangement are accounted for by determining if the elements can be accounted for as separate accounting units, and if so, by applying values to those units for which there is vendor specific objective evidence of their fair value.  We use the residual method to apply any remaining balance to the remaining elements of the arrangement.  More specifically, this methodology applies when there is embedded maintenance (post-contract customer support) involved in the sale of a software license, or when the sale of a software license is made in conjunction with required installation services.  In the latter case, the recognition of the software license is deferred until installation is completed.  Fees relating to the delivery of equipment are also incurred and deferred until recognition of the software license is appropriate, and shown on the balance sheet as deferred cost of goods sold.

The Company's revenues generated through hosting solutions are recognized using the proportional performance method.  Revenues are recognized in the month services are rendered and earned under service agreements with clients where service fees are fixed or determinable.  Accounts receivable are recorded when the Company invoices its customer for goods and/or services rendered, pursuant to contractual terms.  Purchased inventory is reduced at the time that goods are shipped to the customer.

Software development expenditures

The Company accounts for its software development costs that will be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards Board ("FASB") 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."  Accordingly, software development costs are capitalized once technological feasibility has been established and continues until the product is available for general market release.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  During the three month periods ended March 31, 2007 and March 31, 2006, the Company expensed software development costs as incurred because the net realizable value was not assured.  These costs totaled $219,259 and $242,159 for the three month periods ended March 31, 2007 and March 31, 2006, respectively.

Recent Accounting Policies

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation."  Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows."  The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition.

Summary Financial Information

The following tables set forth summary financial information for the three months ended March 31, 2007 and the three months ended March 31, 2006:

	Three Months Ended March 31,
	2007	2006

STATEMENT OF OPERATIONS DATA:
Revenue	$0	$0
Operating expenses:	606,242	158,436

Loss from operations	(606,242)	(158,436)

Basic & diluted net loss per share	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic & diluted	19,118,077	6,424,774

BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$113,607	$26
Total current assets	619,241	229,304
Total assets	654,477	264,659
Deferred revenue	444,635	181,635
Total current liabilities	1,752,648	1,211,158

Total shareholders' equity	(1,114,130)	(946,499)

Quarterly Financial Information

Results of Operations

Comparison of the three months ended March 31, 2007 with the three months ended March 31, 2006.

Sales – Total revenue for the three months ended March 31, 2007 and for the three months ended March 31, 2006 was $0.

Costs and Expenses - Total operating expenses for the three months ended March 31, 2007 were $606,242, compared to $158,436 in the three months ended March 31, 2006.

General and administrative expenses in the three months ending March 31, 2007 were $542,797, which consisted primarily of payroll and related employee expenses of $312,475; professional fees of $64,270 for legal and accounting services (largely due to services related to the Bellacasa merger, patent filings and proposed acquisition of JMJ); $95,040 for commissions; and $17,849 for travel, meals and entertainment.  Other expenses for the period were research and development, $54,310; non-cash compensation charges, $1,691; rent, $1,936; and depreciation, $7,199.  Interest expense for the period was $5,669.

General and administrative expenses in the three months ending March 31, 2006 were $125,130 which consisted primarily of payroll and related employee expenses of $76,694; professional fees of $22,455 for legal and accounting services; $1,129 for commissions; and $8,347 for travel, meals and entertainment.  Other expenses for the period were research and development, $30,300; and depreciation, $3,006.  Interest expense for the period was $7,056.

Net Loss - Net loss, before taxes, for the three months ended March 31, 2007 was $611,882.  Net loss, before taxes, for the three months ended March 31, 2006 was $165,492.  The net change of approximately $450,000 resulted from higher payroll and related employee expenses, higher professional fees; higher commission expenses and higher travel expenses.

WiFiMed has not reduced its net loss, for the three months ended March 31, 2007 or for the three months ended March 31, 2006, by any tax benefit, and consequently, for both periods, its net loss was the same before and after taxes.

Net Loss per Share - For the three months ended March 31, 2007 and March 31, 2006, net loss was $0.03 and $0.03 per share, respectively.  Per share losses for the three months ended March 31, 2007 and March 31, 2006 period were based on 19,118,077 and 6,424,774 weighted average shares, respectively.

Liquidity and Capital Resources

As of March 31, 2007, WiFiMed's cash balance was $113,607, as compared to $26 on March 31, 2006.  At March 31, 2007 WiFiMed had an accumulated deficit of approximately $4.8 million and working capital deficit of approximately $1,100,000.  As disclosed below, WiFiMed requires additional working capital in order to develop its business operations.

As of March 31, 2007, WiFiMed liabilities totaled approximately $1.8 million, which consisted of accrued but unpaid compensation to officers and employees of $51,250; accounts payable of $406,887; accrued expenses of $156,235; loans and notes payable of $440,800 deferred and unearned revenue of $444,635; loans and notes payable to an officer of $38,000; loans and notes payable to a shareholder of $65,748; bank line of credit of $122,200; and credit cards payable of $20,381.

As of March 31, 2006, total liabilities were approximately $1.2 million, which consisted of accounts payable of $254,776; deferred and unearned revenue of $181,635; loans and notes payable of $160,307; accrued expenses of $140,040; loans and notes payable to officer of $98,773; accrued but unpaid compensation of $354,427; and bank line of credit of $20,200.

WiFiMed intends to meet its cash needs for the next 12 months by the sale of securities or borrowings.  WiFiMed needs to raise approximately $5 million to $10 million in capital in order to pursue its business plan over the next 12 months, and the required additional financing may not be available on acceptable terms, or at all.  No binding commitment for an investment in WiFiMed has been made, and a number of factors beyond its control may make any future financings uncertain.  There is no assurance WiFiMed will be able to sell its securities or borrow funds to pursue its business objectives.  WiFiMed will require the infusion of capital to sustain planned growth and failure to raise enough capital to continue operations may hold a significant risk to its shareholders.

Ability to Continue as a Going Concern and Plan of Operation

WiFiMed's consolidated financial statements, which are included in this report, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  WiFiMed liquidity has been adversely affected by losses of more than $4.8 million since its incorporation date, December 2004, which raises substantial doubt about WiFiMed's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  WiFiMed's management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing its research and development efforts and pursuing clinical trials to obtain the necessary approvals to market its products.  There can be no assurance, however, that WiFiMed will be successful in accomplishing its objectives.

As disclosed above, WiFiMed requires approximately $5 million to $10 million in working capital in order to pursue its business plan over the next twelve months.  Such funds shall be used for continued research and development; sales and marketing; and general working capital purposes.

Capital Expenditures

During the three months ended March 31, 2007 and March 31, 2006 WiFiMed purchased $3,819 and $443 of capital equipment, largely computer equipment, software and demonstration units.

Research and Development

WiFiMed spent $54,310 on research and development activities for the three months ended March 31, 2007.  These activities were focused on developing and refining our proprietary technology.

Item 3.      Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no changes in our internal controls or in other factor during the period covered by this report that have materially affected, or is likely to materially affect the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Effective March 6, 2007, WiFiMed, Inc. the Company and a wholly owned subsidiary of the Company completed an Agreement and Plan of Merger dated September 15, 2006 whereby a wholly owned subsidiary of the Company merged with and into WiFiMed with WiFiMed remaining as the surviving corporation and a wholly owned subsidiary of the Company.  In exchange for a wholly owned interest in WiFiMed, holders of WiFiMed securities received securities of the Company representing approximately 86% of the outstanding shares of the Company's common stock on a fully diluted basis after giving effect to the merger and the Company's reverse stock split.  The 55 WiFiMed security holders received an aggregate of 17,619,672 shares of the Company common stock and warrants and options exercisable to purchase an additional 3,210,588 shares of the Company common stock in exchange for their interests in WiFiMed.  Options to purchase 3,842,356 shares of common stock were also issued under the 2006 Stock Incentive Plan.  The options and warrants will be exercisable at various prices ranging from $0.10 to $0.46 per share.  The shares of common stock issued pursuant to the merger contain the same rights, terms and preferences as the Company's currently issued and outstanding shares of common stock.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act.  Certificates representing the securities contain a legend restricting their transferability absent registration or applicable exemption.  The security holders were deemed accredited investors and had access to current information regarding the Company at the time the promissory notes were converted.

During March 2007, the holders of two promissory notes in the aggregate principal amount of $300,000 converted the notes into an aggregate of 2,540,323 restricted shares of the Company's common stock and warrants to purchase 3,540,323 shares of the Company's common stock.  The warrants are exercisable at prices ranging from $0.0775 to $0.10 per share for a period of 3 years.  The shares and warrants were issued under the exemption from registration provided by Section 4(2) of the Securities Act.  Certificates representing the securities contain a legend restricting their transferability absent registration or applicable exemption.  The security holders were deemed accredited investors and had access to current information regarding the Company at the time the promissory notes were converted.

Item 3.      Default Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Securities

None.

Item 5.      Other Information

None.

Item 6.      Exhibits

            Exhibits required by Item 601 of Regulation S-B

            31.1     Form 302 Certification of Chief Executive Officer
            31.2     Form 302 Certification of Principal Financial Officer
            32.1     Form 906 Certification of Chief Executive Officer and Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

WiFiMed Holdings Company, Inc.

By: /s/ Jeffrey Simon
   Jeffrey Simon
   Chief Executive Officer and
   Principal Financial Officer

DATED:  May 19, 2006