Form 10QSB
period 2007-06-30
WIFIMED HOLDINGS COMPANY, INC.
filed 2007-08-20
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-QSB

 [X] Quarterly Report under Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2007, we had 25,434,539 shares of our Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ___    No _X_

INDEX

PART I.    CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.     Consolidated Condensed Financial Statements
                 Basis of Presentation
                 Condensed Consolidated Balance Sheet – June 30, 2007 (Unaudited)
                 Condensed Consolidated Statements of Operations for the
                      Three Months and Six Months Ended June 30, 2007 and 2006 (Unaudited)
                 Condensed Consolidated Statements of Cash Flows for the
                      Three Months and Six Months Ended June 30, 2007 and 2006 (Unaudited)
                 Notes to Condensed Consolidated Financial Statements (Unaudited)
Item 2.      Management's Discussion and Analysis and Plan of Operation
Item 3.      Controls and Procedures

PART II.    OTHER INFORMATION

Item 1.      Legal Proceedings
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.      Default Upon Senior Securities
Item 4.      Submission of Matters to a Vote of Securities
Item 5.      Other Information
Item 6.      Exhibits

Signatures

Item 1.     Consolidated Condensed Financial Statements

WiFiMed Holdings Company, Inc. Consolidated Balance Sheet
(Unaudited)

June 30,
2007

ASSETS
Cash	$0
Accounts receivable, net	360,237
Notes receivable	102,790
Deferred cost of revenue	85,365
Prepaid expenses	23,267

Total current assets	571,659

Fixed assets	79,459
Accumulated depreciation	(47,194)

Fixed assets, net	32,265

Security deposits	0

$603,924

LIABILITIES
Accounts payable	$587,660
Credit cards payable	22,253
Accrued expenses	169,077
Deferred revenue	444,635
Bank line of credit	120,573
Loans and notes payable	127,000
Loans and notes payable to officer	38,000
Loans and notes payable to shareholder	66,496
Payroll payable	109,583
Payroll payable to officer	41,667
Capital lease - current portion	6,850
Other current liabilities	0

Total current liabilities	1,733,794

Capital lease - noncurrent portion	14,115

STOCKHOLDERS' EQUITY
Common stock, par value $0.0001	2,485
75,000,000 shares authorized
25,434,539 shares issued and outstanding
Additional paid-in capital	4,412,692
Retained deficit	(5,559,162)

Total stockholders' equity	(1,143,985)

$603,924

The accompanying notes are an integral part of these financial statements.

WiFiMed Holdings Company, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Revenue	$0	$0	$0	$0
Cost of revenue	2,917	85	2,917	85

Gross margin	(2,917)	(85)	(2,917)	(85)

General & administrative expenses	687,794	341,940	1,231,969	461,095
Depreciation	3,174	3,094	10,373	6,100
Research & development expenses	86,400	51,250	140,709	81,550
Rent expense	963	5,766	963	11,740

Total operating expenses	778,331	402,050	1,384,014	560,485

Loss from operations	(781,248)	(402,135)	(1,386,931)	(560,570)

Interest income	2,261	0	2,290	0
Other income (expense)	0	(9,024)	0	(9,024)
Interest expense	(13,534)	(4,626)	(18,911)	(11,683)

Net loss	$(792,521)	$(415,785)	$(1,403,552)	$(581,277)

Basic net loss per common share	$(0.03)	$(0.05)	$(0.06)	$(0.08)
Basic weighted average number of common shares	24,403,203	7,642,635	21,761,808	7,006,071
Diluted net loss per common share	$(0.03)	$(0.05)	$(0.06)	$(0.08)
Diluted weighted average number of common shares oustanding	24,403,203	7,642,635	21,761,808	7,006,071

The accompanying notes are an integral part of these financial statements.

WiFiMed Holdings Company, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,

	2007	2006

Operations:
Net loss	$(1,403,552)	$(581,277)
Adjustments to net income:
Depreciation	10,373	6,100
Deferred compensation - stock options and warrants	104,942	13,800
Changes in assets & liabilities
Accounts receivable	0	(54,965)
Deferred cost of revenue	(47,635)	0
Prepaid expenses	1,571	(7,835)
Accounts payable	187,571	31,389
Credit cards payable	(382)	0
Accrued expenses	(16,842)	(48,655)
Deferred revenue	0	54,600
Payroll payable	89,583	49,058
Payroll payable to officer	10,417	0

Net cash used in operating activities	(1,063,954)	(537,785)

Investing:
Advance on note receivable	(102,790)	0
Purchase of fixed assets	(4,022)	(3,393)

Net cash used in investing activities	(106,812)	(3,393)

Financing:
Net proceeds from issuance of loans	413,800	(10,000)
Net proceeds from issuance of loans to officer	0	153,307
Net proceeds from bank loans	292	100
Net proceeds from capital lease	21,674	0
Net proceeds from issuance of common stock	735,000	0
Net proceeds from issuance of Series B preferred stock	0	385,177

Net cash provided by financing activities	1,170,766	528,584

Change in cash	0	(12,594)

Cash at beginning of period	0	13,818

Cash at end of period	$0	$1,224

Supplemental disclosures:
Interest paid	0	794
Taxes paid	0	0

Non-cash investing and financing activities:
Conversion of loans and notes to stock	313,800	0

The accompanying notes are an integral part of these financial statements.

WiFiMed Holdings Company, Inc.
Notes to Consolidated Financial Statements
June 30, 2007

1. Description of Business and Summary of Significant Accounting Policies

Business

We provide applications and solutions to manage the Patient Workflow Process (PWP).  Our proprietary solution, Tablet MD®, is the first physician-centric application that meets physician demands for usability, mobility, and affordability.  It is a fully featured, intuitive, tablet-based system that enables physicians to document the entire physician-patient encounter while reducing practice overhead and improving care.  Tablet MD meets HIPAA requirements and easily and securely integrates with existing Practice Management (PM), lab and other office systems.

WiFiMed Holdings Company (The Company) was previously in the development stage. Development activities have ceased and planned principal operations have commenced. The Company generates revenues in the form of software license fees, hosting subscription fees, implementation fees from customization and integration services related to its software licensing and hosting arrangements, as well as fees from the sale of equipment.   The Company has experienced operating losses since its inception. Additional operating losses are anticipated for the foreseeable future as the Company builds its revenue base while expanding its operations, sales and marketing activities, and product technology development.

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

Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any future period.

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

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the six months ended June 30, 2007: dividend yield of 0%; expected volatility of 12%; risk-free interest rate of between 4.59% and 5.14%; and an expected life of 3 years.

The following table summarizes stock option activity for the six months ended June 30, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding at December 31, 2006	4,678,498	$0.35	0.05

Granted	54,402	1.35
Exercised	0
Canceled or expired	(652,814)	0.46

Outstanding at June 30, 2007	4,080,086	$0.34	0.06

Exercisable	1,604,834

As of June 30, 2007 there was $205,577 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted.

The following table summarizes warrant activity for the six months ended June 30, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding at December 31, 2006	271,921	$0.46	0.07

Granted	1,976,572	0.91	0.59
Exercised	0
Canceled or expired	0

Outstanding at June 30, 2007	2,248,493	$0.86	0.52

Exercisable	2,248,493

3. Net loss per common share

Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share." We compute basic net loss per share by dividing net income or loss by the weighted average number of common shares outstanding for each period. Diluted net loss per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic net loss per share calculation using the treasury stock method, if their effect is dilutive. Diluted earnings per share is the same as basic earnings per share for all of the periods presented since the effect of the conversion of preferred stock, stock options and warrants would have an anti-dilutive effect on earnings per share.  The computation of net loss per share for the six months ended June 30, 2007 is as follows:

Six Months Ended June 30, 2007

Net loss	$1,403,552
Weighted average common shares outstanding – basic	21,761,808
Weighted average common share equivalents (stock options and warrants)	0

Weighted average common shares outstanding – diluted	21,761,808
Net loss per share:
Basic	$(0.06)
Diluted	$(0.06)

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

On March 26, 2007 we entered into a letter of intent to acquire 100% of the stock of JMJ Technologies, Inc. in exchange for stock of WiFiMed plus the assumption of certain liabilities of JMJ.  The acquisition is subject to due diligence and other conditions.  As part of the letter of intent we agreed to provide bridge financing to JMJ until closing of the transaction in the form of a secured promissory note.  The balance outstanding on the note at June 30, 2007 was $102,790.

5.  Income Taxes

At June 30, 2007 the entire deferred tax asset balance was reserved and no provision for income taxes had been reflected for the year then ended.

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

6.  Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of approximately $1.4 million for the six months ending June 30, 2007.  As a result, there is an accumulated deficit of approximately $5.6 million at June 30, 2007.

The Company's continued existence is dependent upon its ability to raise capital and/or to successfully market and sell its products.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations of WiFiMed Holdings Company, Inc. ("WiFiMed")

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto presented elsewhere in this report on Form 8-K.

The following discussion and analysis provides information, which WiFiMed management believes is relevant to an assessment and understanding of WiFiMed's results of operations and financial condition.  The discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

Overview

WiFiMed is a provider of wireless patient information through its proprietary product Tablet MD® which WiFiMed developed to assist physicians and health care providers manage patient workflow.  At June 30, 2007, WiFiMed has an accumulated deficit of approximately $5.6 million.

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

Tablet MD®

Tablet MD® operates on a tablet PC and manages patient medical information, consultation notes, prescriptions, records and charts through five proprietary technologies – Patient Workflow Process ("PWP"), Global Synchronization Technology ("GST"), Transcription Free Dictation ("TFD"), Cross Mapping Technology ("CMT") and Complex Reporting Administration and Multiphase Processor.  Tablet MD has been designed to meet the Health Insurance Portability and Accountability Act ("HIPAA") requirements and is designed to reduce medical errors, documentation time, overhead, and time spent filing insurance claims.  Tablet MD offers insurance coding and manages prescriptions and performs drug interaction reviews based on a patient's unique history.

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

Software development expenditures

The Company accounts for its software development costs that will be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards Board ("FASB") 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."  Accordingly, software development costs are capitalized once technological feasibility has been established and continues until the product is available for general market release.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  During the three month periods ended June 30, 2007 and June 30, 2006, the Company expensed software development costs as incurred because the net realizable value was not assured.  These costs totaled $86,400 and $51,250 for the three month periods ended June 30, 2007 and June 30, 2006, respectively.

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

Summary Financial Information

The following tables set forth summary financial information for the six months ended June 30, 2007 and June 30, 2006:

	Six Months Ended June 30,

	2007	2006

STATEMENT OF OPERATIONS DATA:
Revenue	$0	$0
Operating expenses:	1,384,014	560,485

Loss from operations	(1,403,552)	(581,277)

Basic & diluted net loss per share	$(0.06)	$(0.08)

Weighted average number of common shares outstanding, basic & diluted	21,761,808	7,006,071

	Six Months Ended June 30,

	2007	2006

BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$0	$1,224
Total current assets	571,659	231,913
Total assets	603,924	267,133
Deferred revenue	444,635	181,635
Total current liabilities	1,733,794	731,350

Total shareholders' deficit	(1,143,985)	(828,387)

Quarterly Financial Information

Results of Operations

Comparison of the three months ended June 30, 2007 with the three months ended June 30, 2006.

Sales – Total revenue for the three months ended June 30, 2007 and for the three months ended June 30, 2006 was $0.

Costs and Expenses - Total operating expenses for the three months ended June 30, 2007 were $778,331, compared to $402,050 in the three months ended June 30, 2006.

General and administrative expenses in the three months ending June 30, 2007 were $687,794, which consisted primarily of payroll and related employee expenses of $362,396; professional fees of $91,601 for legal and accounting services; $40,250 for commissions; and $23,389 for travel, meals and entertainment.  Much of the cost for legal and accounting expenditures was related to SEC, federal, and state filings and the expenditures involved in due diligence for the JMJ acquisition.  Other expenses for the period were research and development, $86,400; non-cash compensation charges, $103,310; rent, $963; and depreciation, $3,174.  Interest expense for the period was $13,534.

General and administrative expenses in the three months ending June 30, 2006 were $341,940 which consisted primarily of payroll and related employee expenses of $62,936; professional fees of $57,775 for legal and accounting services; $66,263 for commissions; and $11,917 for travel, meals and entertainment.  Other expenses for the period were research and development, $51,250; and depreciation, $3,094.  Interest expense for the period was $4,626.

Net Loss - Net loss, before taxes, for the three months ended June 30, 2007 was $792,521.  Net loss, before taxes, for the three months ended June 30, 2006 was $415,785.  The net change of approximately $375,000 resulted from higher payroll and related employee expenses; higher research and development fees; higher professional fees; and higher travel costs offset by lower commission expenses.

WiFiMed has not reduced its net loss, for the three months ended June 30, 2007 or for the three months ended June 30, 2006, by any tax benefit, and consequently, for both periods, its net loss was the same before and after taxes.

Net Loss per Share - For the three months ended June 30, 2007 and June 30, 2006, net loss was $0.03 and $0.05 per share, respectively.  Per share losses for the three months ended June 30, 2007 and June 30, 2006 period were based on 24,403,203 and 7,642,635 weighted average shares, respectively.

Comparison of the six months ended June 30, 2007 with the six months ended June 30, 2006.

Sales – Total revenue for the six months ended June 30, 2007 and for the six months ended June 30, 2006 was $0.

Costs and Expenses - Total operating expenses for the six months ended June 30, 2007 were $1,384,014, compared to $560,485 in the six months ended June 30, 2006.

General and administrative expenses in the six months ending June 30, 2007 were $1,231,969 , which consisted primarily of payroll and related employee expenses of $674,027 professional fees of $155,874 for legal and accounting services; $135,290 for commissions; and $41,237 for travel, meals and entertainment.  Much of the cost for legal and accounting expenditures was related to SEC, federal, and state filings and the expenditures involved in due diligence for the JMJ acquisition.  Other expenses for the period were research and development, $140,709; non-cash compensation charges, $105,002; rent, $963; and depreciation, $10,373.  Interest expense for the period was $18,911.

General and administrative expenses in the six months ending June 30, 2006 were $461,095 which consisted primarily of payroll and related employee expenses of $141,706 professional fees of $64,731 for legal and accounting services; $67,392 for commissions; and $20,264 for travel, meals and entertainment.  Other expenses for the period were research and development, $81,550; and depreciation, $6,100.  Interest expense for the period was $11,683.

Net Loss - Net loss, before taxes, for the six months ended June 30, 2007 was $1,403,552.  Net loss, before taxes, for the six months ended June 30, 2006 was $581,277.  The net change of approximately $800,000 resulted from higher payroll and related employee expenses, higher professional fees; higher commission expenses; higher travel expenses and higher non-cash compensation charges.

WiFiMed has not reduced its net loss, for the six months ended June 30, 2007 or for the six months ended June 30, 2006, by any tax benefit, and consequently, for both periods, its net loss was the same before and after taxes.

Net Loss per Share - For the six months ended June 30, 2007 and June 30, 2006, net loss was $0.06 and $0.08 per share, respectively.  Per share losses for the six months ended June 30, 2007 and June 30, 2006 period were based on 21,761,808 and 7,006,071 weighted average shares, respectively.

Liquidity and Capital Resources

As of June 30, 2007, WiFiMed's cash balance was $0, as compared to $1,224 on June 30, 2006.  At June 30, 2007 WiFiMed had an accumulated deficit of approximately $5.6 million and working capital deficit of approximately $1,100,000.  As disclosed below, WiFiMed requires additional working capital in order to develop its business operations.

As of June 30, 2007, WiFiMed liabilities totaled approximately $1.7 million, which consisted of accrued but unpaid compensation to officers and employees of $151,250; accounts payable of $587,660; accrued expenses of $169,077; loans and notes payable of $127,000 deferred and unearned revenue of $444,635; loans and notes payable to an officer of $38,000; loans and notes payable to a shareholder of $66,496; bank lines of credit of $120,573; and credit cards payable of $22,253.

As of June 30, 2006, total liabilities were approximately $731,350, which consisted of accounts payable of $223,894; deferred and unearned revenue of $181,635; loans and notes payable of $152,000; accrued expenses of $89,521; loans and notes payable to officer of $38,000; and bank line of credit of $20,300.

WiFiMed intends to meet its cash needs for the next 12 months by the sale of securities or borrowings.  WiFiMed needs to raise approximately $4 million to $10 million in capital in order to pursue its business plan over the next 12 months, and the required additional financing may not be available on acceptable terms, or at all.  No binding commitment for an investment in WiFiMed has been made, and a number of factors beyond its control may make any future financings uncertain.  There is no assurance WiFiMed will be able to sell its securities or borrow funds to pursue its business objectives.  WiFiMed will require the infusion of capital to sustain planned growth and failure to raise enough capital to continue operations may hold a significant risk to its shareholders.

Ability to Continue as a Going Concern and Plan of Operation

WiFiMed's consolidated financial statements, which are included in this report, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  WiFiMed liquidity has been adversely affected by losses of more than $5.6 million since its incorporation date, December 2004, which raises substantial doubt about WiFiMed's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  WiFiMed's management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing its research and development efforts and pursuing clinical trials to obtain the necessary approvals to market its products.  There can be no assurance, however, that WiFiMed will be successful in accomplishing its objectives.

As disclosed above, WiFiMed requires at least $4 million of working capital in order to pursue its business plan over the next twelve months.  Such funds shall be used for continued research and development; sales and marketing; and general working capital purposes.

Capital Expenditures

During the three months ended June 30, 2007 and June 30, 2006 WiFiMed purchased $4,022 and $3,393, respectively, of capital equipment, largely computer equipment, software and demonstration units.

Research and Development

WiFiMed spent $86,400 on research and development activities for the three months ended June 30, 2007.  These activities were focused on developing and refining our proprietary technology.

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

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2007, pursuant to a private placement memorandum, we issued 345,000 shares of our common  stock together with three-year warrants to purchase 345,000 additional shares at $0.75 and 345,000 shares at $2.00 per share.  The proceeds of $345,000 were used for working capital. The securities, which were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, are restricted as to transferability  The purchasers were deemed accredited investors and had access to current information regarding the Company at the time of purchase.

In April 2007, we also issued 896,572 shares of common stock and 1,146,571 warrants. These shares and warrants were issued for conversion of $313,800 of principal amount of our convertible promissory notes. The warrants are exercisable at prices ranging from $0.35 to $1.40 per share for a period of three years.  The shares and warrants, which are restricted as to transferability, were issued under the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3.      Default Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Securities

None.

Item 5.      Other Information

None.

Item 6.      Exhibits

 (a) Exhibits required by Item 601 of Regulation S-B

            31.1     Form 302 Certification of Chief Executive Officer
            31.2     Form 302 Certification of Principal Financial Officer
            32.1     Form 906 Certification of Chief Executive Officer and Principal Financial Officer

 (b) Reports on Form 8-K

            On April 9, 2007, we provided on Form 8-K, under Item 8.01and Item 9.01, financial information regarding WiFiMed, Inc.

            On April 10, 2007, we reported under Item 3.02, that we had issued unregistered securities and under Item 7.01 that we had entered into a letter of intent with JMJ Technologies, Inc.

            On May 3, 2007, we reported under Item 4.01 and Item 9.01 that we had changed accountants.

            On May 25, 2007, we reported under Item 1.01 that we had entered into a loan agreement with JMJ Technologies, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

WiFiMed Holdings Company, Inc.

By: /s/ Jeffrey Simon
   Jeffrey Simon
   Chief Executive Officer and
   Principal Financial Officer

DATED:  August 19, 2007