Form 10QSB
period 2007-09-30
WIFIMED HOLDINGS COMPANY, INC.
filed 2007-11-19
CIK 1108088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the quarterly period ended September 30, 2007

000-49707

Commission file number
WIFIMED HOLDINGS COMPANY, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	58-2412118

(State of incorporation)	(IRS Employer Identification Number)

2000 RiverEdge Pkwy Ste. GL 100A Marietta, Georgia 30062

(Address of principal executive office)

770-919-7220

(Issuer's telephone number)

Check mark whether the Issuer (1) has filed all reports  required to be filed by Section 13 or 15 (d) of the  Securities  Exchange Act of 1934 during  the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing  requirements for the past 90 days. Yes  X    No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No _X_

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  September 30, 2007, we had 25,018,767 shares of our Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ___    No _X_

INDEX

PART I.    CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.       Consolidated Condensed Financial Statements
                  Basis of Presentation
                  Condensed Consolidated Balance Sheet – September 30, 2007 (Unaudited)
                  Condensed Consolidated Statements of Operations for the
                    Three Months and Nine Months Ended September 30, 2007 and 2006 (Unaudited)
                  Condensed Consolidated Statements of Cash Flows for the
                    Three Months and Nine Months Ended September 30, 2007 and 2006 (Unaudited)
                  Notes to Condensed Consolidated Financial Statements (Unaudited)
Item 2.      Management's Discussion and Analysis and Plan of Operation
Item 3.      Controls and Procedures

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.       Exhibits

Signatures

WiFiMed Holdings Company, Inc.
Consolidated Balance Sheet
(Unaudited)

September 30,
2007

ASSETS
Cash	$0
Accounts receivable, net	360,237
Notes receivable	105,359
Deferred cost of revenue	85,365
Prepaid expenses	21,531

Total current assets	572,492

Fixed assets	98,611
Accumulated depreciation	(51,776)

Fixed assets, net	46,835

$619,327

LIABILITIES
Accounts payable	$704,835
Credit cards payable	22,317
Accrued expenses	166,162
Deferred revenue	444,635
Bank line of credit	120,300
Loans and notes payable	225,000
Loans and notes payable to officer	38,000
Loans and notes payable to shareholder	67,252
Payroll payable	224,542
Payroll payable to officer	63,865
Capital lease - current portion	7,204

Total current liabilities	2,084,112

Capital lease - noncurrent portion	12,175

STOCKHOLDERS' DEFICIENCY
Common stock, par value $0.0001	2,502
75,000,000 shares authorized
25,018,767 shares issued and outstanding
Additional paid in capital	4,686,205
Retained deficit	(6,165,667)

Total stockholders' deficiency	(1,476,960)

$619,327

The accompanying notes are an integral part of these financial statements.

WiFiMed Holdings Company, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Revenue	$0	$0	$0	$0
Cost of revenue	3,850	(49)	6,766	36

Gross margin	(3,850)	49	(6,766)	(36)

General & administrative expenses	559,230	384,494	1,785,897	845,588
Depreciation	4,582	4,868	14,955	10,968
Research & development expenses	38,850	72,000	179,559	153,550
Rent expense	875	5,845	1,838	17,586

Total operating expenses	603,537	467,207	1,982,249	1,027,692

Loss from operations	(607,387)	(467,158)	(1,989,015)	(1,027,728)

Interest income	2,568	0	4,858	0
Other expense	0	0	0	(9,024)
Interest expense	(7,283)	(9,523)	(26,194)	(21,206)

Net loss	$(612,102)	$(476,681)	$(2,010,351)	$(1,057,958)

Basic net loss per common share	$(0.02)	$(0.06)	$(0.09)	$(0.14)
Basic weighted average number of common shares	24,941,383	8,396,203	22,836,886	7,476,999
Diluted net loss per common share	$(0.02)	$(0.06)	$(0.09)	$(0.14)
Diluted weighted average number of common shares outstanding	24,941,383	8,396,203	22,836,886	7,476,999

The accompanying notes are an integral part of these financial statements.

WiFiMed Holdings Company, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,

	2007	2006

Operations:
Net loss	$(2,010,351)	$(1,057,958)
Adjustments to net income:
Depreciation	14,955	10,968
Deferred compensation - stock options and warrants	211,530	26,010
Changes in assets & liabilities
Deferred cost of revenue	(47,635)	0
Prepaid expenses	3,307	(9,418)
Accounts payable	304,746	87,400
Credit cards payable	(318)	4,221
Accrued expenses	(19,757)	(20,242)
Payroll payable	204,542	44,058
Payroll payable to officer	32,615	0

Net cash used in operating activities	(1,306,366)	(914,961)

Investing:
Advance on note receivable	(100,500)	0
Purchase of fixed assets	(23,174)	(11,170)

Net cash used in investing activities	(123,674)	(11,170)

Financing:
Net proceeds from issuance of loans	511,800	40,000
Net proceeds from issuance of loans to officer	0	208,807
Net proceeds from issuance of bank loans	19	3,329
Net proceeds from capital lease	16,222	0
Net proceeds from issuance of common stock	902,000	275,000
Net proceeds from issuance of Series B preferred stock	0	385,177

Net cash provided by financing activities	1,430,041	912,313

Change in cash	0	(13,818)

Cash at beginning of period	0	13,818

Cash at end of period	$0	$0

Supplemental disclosures:
Interest paid	0	1,553
Taxes paid	0	0

Non-cash investing and financing activities:
Conversion of loans and notes to stock	313,800	95,000
Conversion of loans and notes from officer to stock	0	89,080
Issuance of Series B stock for services	0	11,799
Forgiveness of compensation to officer	0	315,000

The accompanying notes are an integral part of these financial statements.

WiFiMed Holdings Company, Inc.
Notes to Consolidated Financial Statements
September 30, 2007

1. Description of Business and Summary of Significant Accounting Policies

Business

We provide applications and solutions to manage the Patient Workflow Process (PWP).  Our proprietary solution is the first physician-centric application that meets physician demands for usability, mobility, and affordability.  It is a fully featured, intuitive, tablet-based system that enables physicians to document the entire physician-patient encounter while reducing practice overhead and improving care.  Our solution meets HIPAA requirements and easily and securely integrates with existing Practice Management (PM), lab and other office systems.

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

Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any future period.

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

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the nine months ended September 30, 2007: dividend yield of 0%; expected volatility of 12%; risk-free interest rate of between 4.59% and 5.14%; and an expected life of 3 years.

The following table summarizes stock option activity for the nine months ended September 30, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding at December 31, 2006	4,678,498	$0.35	0.05

Granted	54,402	1.35
Exercised	0
Canceled or expired	(1,468,831)	0.46

Outstanding at September 30, 2007	3,264,069	$0.31	0.06

Exercisable	1,441,630

As of September 30, 2007 there was $205,577 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted.

The following table summarizes warrant activity for the nine months ended September 30, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding at December 31, 2006	271,921	$0.46	0.07

Granted	2,410,572	1.01	0.52
Exercised	0
Canceled or expired	0

Outstanding at September 30, 2007	2,682,493	$0.95	0.48

Exercisable	2,682,493

3. Net loss per common share

Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share." We compute basic net loss per share by dividing net income or loss by the weighted average number of common shares outstanding for each period. Diluted net loss per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic net loss per share calculation using the treasury stock method, if their effect is dilutive. Diluted earnings per share is the same as basic earnings per share for all of the periods presented since the effect of the conversion of preferred stock, stock options and warrants would have an anti-dilutive effect on earnings per share.  The computation of net loss per share for the nine months ended September 30, 2007 is as follows:

Nine Months Ended September 30, 2007

Net loss	$2,010,351
Weighted average common shares outstanding – basic	22,836,886
Weighted average common share equivalents (stock options and warrants)	0

Weighted average common shares outstanding – diluted	22,836,886
Net loss per share:
Basic	$(0.09)
Diluted	$(0.09)

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

On March 26, 2007 we entered into a letter of intent to acquire 100% of the stock of JMJ Technologies, Inc. in exchange for stock of WiFiMed plus the assumption of certain liabilities of JMJ.  The acquisition is subject to due diligence and other conditions.  As part of the letter of intent we agreed to provide bridge financing to JMJ until closing of the transaction in the form of a secured promissory note.  The balance outstanding on the note at September 30, 2007 was $105,359.

5.  Income Taxes

At September 30, 2007 the entire deferred tax asset balance was reserved and no provision for income taxes had been reflected for the year then ended.

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

6.  Litigation

The Company currently is involved in litigation with a former employee who claims to be owed unpaid compensation, benefits and separation payments.  The Company is also involved in litigation with the holders of the Company's promissory notes who have demanded repayment thereon.

The Company is subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims, individually or in aggregate, will not have a material adverse impact on the Company's financial position, its results of operations, or its cash flows, these matters are subject to inherent uncertainties and management's view of these matters may change in the future.

7.  Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of approximately $2.0 million for the nine months ending September 30, 2007.  As a result, there is an accumulated deficit of approximately $6.2 million at September 30, 2007.

The Company's continued existence is dependent upon its ability to raise capital and/or to successfully market and sell its products.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8. Subsequent Events

Acquisition of Assets of JMJ Technologies

Effective October 2007, EncounterPRO Healthcare Resources, Inc. ("EncounterPro"), a newly formed wholly owned subsidiary of the Company, completed the acquisition of substantially all of the assets of JMJ Technologies, Inc. ("JMJ").  The Asset Purchase Agreement replaces a previous agreement that provided for the purchase of the outstanding stock of JMJ rather than its assets.

Change in Directors and Officers

Effective October 2007 Jeffrey Simon, the Company's President, Chief Executive Officer, Acting Chief Financial Officer and member of the Board of Directors, resigned.  Gregory Vacca, former President and Chief Executive Officer of JMJ, was appointed the Company's President, Chief Executive Officer, Acting Chief Financial Officer and member of the Board of Directors.

Letter of Intent to Acquire CyberMedx

During November 2007 the Company signed a letter of intent to acquire CyberMedx Medical Systems, Inc. ("CyberMedx").  CyberMedx has developed the InteleNettTM family of wireless patient data management products for the hospital industry and the STATusTM Electronic Medical Data Exchange family of Internet-based telemonitoring device data management products for the home care and nursing home industries. These systems increase productivity, reduce cost, improve efficiency, and extend the operational life expectancy of existing patient monitoring and therapy delivery devices.  The transaction is expected to close in late 2007.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations of WiFiMed Holdings Company, Inc. ("WiFiMed")

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto presented elsewhere in this report on Form 10-QSB.

The following discussion and analysis provides information, which WiFiMed management believes is relevant to an assessment and understanding of WiFiMed's results of operations and financial condition.  The discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

Overview

WiFiMed is a provider of wireless patient information through its proprietary product Tablet MD which WiFiMed developed to assist physicians and health care providers manage patient workflow.  At September 30, 2007, WiFiMed has an accumulated deficit of approximately $6.2 million.

WiFiMed began operations as WiFiMed, LLC, a Georgia limited liability company, in November 2002.  In September 2004, WiFiMed, LLC entered into an Agreement and Plan of Merger with WiFiMed, Inc., a corporation formed in Delaware on December 17, 2004.  Due to an administrative oversight, articles of merger were not filed in Delaware or Georgia until on or about March 21, 2006, at which time the merger became effective.  Then in March 2007, WiFiMed merged with and into Bellacasa Productions, Inc., which was subsequently renamed WiFiMed Holdings Company, Inc.

WiFiMed's offices are located at 2000 RiverEdge Parkway, Suite GL 100A, Atlanta, GA 30328, phone number is (770) 919-7220 and its website is www.wifi-med.com.

Tablet MD

Tablet MD manages patient medical information, consultation notes, prescriptions, and other components of the medical chart through five proprietary technologies.  Deployed on tablet PCs with wireless connectivity, Tablet MD is designed to reduce medical errors, documentation time, overhead, and time spent filing insurance claims.  With data collection screens that are configured to mimic each physician's preferred forms and documentation processes, Tablet MD personalizes (and thereby hastens) medical charting.  The easy addition of drawings, dictation and handwriting make Tablet MD an excellent tool for digitizing data, making the transition from paper to a fully paperless office easier and cheaper.  Because Tablet MD employs "thick client" technology, each tablet PC holds a copy of the chart data on the practice's server, and each care provider can take the entire practice's data with him or her untethered, without the need to connect wirelessly (or otherwise) to the server at the practice to add data.  This transportability makes it easy for care providers to access patient data from office, hospital or home.

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

Software development expenditures

The Company accounts for its software development costs that will be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards Board ("FASB") 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."  Accordingly, software development costs are capitalized once technological feasibility has been established and continues until the product is available for general market release.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  During the three month periods ended September 30, 2007 and September 30, 2006, the Company expensed software development costs as incurred because the net realizable value was not assured.  These costs totaled $38,850 and $72,000 for the three month periods ended September 30, 2007 and September 30, 2006, respectively.

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

Summary Financial Information

The following tables set forth summary financial information for the nine months ended September 30, 2007 and September 30, 2006:

	Nine Months Ended September 30,
	2007	2006

STATEMENT OF OPERATIONS DATA:
Revenue	$0	$0
Operating expenses:	1,982,249	1,025,385

Loss from operations	(1,989,015)	(1,027,728)

Basic & diluted net loss per share	$(0.09)	$(0.14)

Weighted average number of common shares outstanding, basic & diluted	22,836,886	7,476,999

	September 30,
BALANCE SHEET DATA:	2007	2006

Cash, cash equivalents and short-term investments	$0	$0
Total current assets	572,492	166,397
Total assets	619,327	215,436
Deferred revenue	444,635	127,035
Total current liabilities	2,084,112	869,134

Total shareholders' deficit	(6,165,667)	(3,574,101)

Quarterly Financial Information

Results of Operations

Comparison of the three months ended September 30, 2007 with the three months ended September 30, 2006.

Sales – Total revenue for the three months ended September 30, 2007 and for the three months ended September 30, 2006 was $0.

Costs and Expenses - Total operating expenses for the three months ended September 30, 2007 were $603,537, compared to $467,207 in the three months ended September 30, 2006.

General and administrative expenses in the three months ending September 30, 2007 were $559,230, which consisted primarily of payroll and related employee expenses of $258,742; professional fees of $98,595 for legal and accounting services; $24,050 for commissions; and $11,026 for travel, meals and entertainment.  Much of the cost for legal and accounting expenditures was related to SEC, federal, and state filings and the expenditures involved in due diligence for the JMJ acquisition.  Other expenses for the period were research and development, $38,850; non-cash compensation charges, $106,529; rent, $875; and depreciation, $4,582.  Interest expense for the period was $7,283.

General and administrative expenses in the three months ending September 30, 2006 were $384,494 which consisted primarily of payroll and related employee expenses of $218,790; professional fees of $90,584 for legal and accounting services; $44,559 for commissions; and $7,642 for travel, meals and entertainment.  Other expenses for the period were research and development, $72,000; and depreciation, $4,868.  Interest expense for the period was $9,524.

Net Loss - Net loss, before taxes, for the three months ended September 30, 2007 was $612,102.  Net loss, before taxes, for the three months ended September 30, 2006 was $476,681.  The net change of approximately $140,000 resulted from lower payroll and related employee expenses; lower research and development fees; offset by higher non-cash compensation charges and higher professional fees.

WiFiMed has not reduced its net loss, for the three months ended September 30, 2007 or for the three months ended September 30, 2006, by any tax benefit, and consequently, for both periods, its net loss was the same before and after taxes.

Net Loss per Share - For the three months ended September 30, 2007 and September 30, 2006, net loss was $0.02 and $0.06 per share, respectively.  Per share losses for the three months ended September 30, 2007 and September 30, 2006 period were based on 24,941,383 and 8,396,203 weighted average shares, respectively.

Comparison of the nine months ended September 30, 2007 with the nine months ended September 30, 2006.

Sales – Total revenue for the nine months ended September 30, 2007 and for the nine months ended September 30, 2006 was $0.

Costs and Expenses - Total operating expenses for the nine months ended September 30, 2007 were $1,982,249, compared to $1,027,692 in the nine months ended September 30, 2006.

General and administrative expenses in the nine months ending September 30, 2007 were $1,785,897, which consisted primarily of payroll and related employee expenses of $927,460 professional fees of $268,662 for legal and accounting services; $159,340 for commissions; and $52,264 for travel, meals and entertainment.  Much of the cost for legal and accounting expenditures was related to SEC, federal, and state filings and the expenditures involved in due diligence for the JMJ acquisition.  Other expenses for the period were research and development, $179,559; non-cash compensation charges, $11,530; rent, $1,838; and depreciation, $14,955.  Interest expense for the period was $26,194.

General and administrative expenses in the nine months ending September 30, 2006 were $845,588 which consisted primarily of payroll and related employee expenses of $360,500 professional fees of $155,449 for legal and accounting services; $111,951 for commissions; and $27,906 for travel, meals and entertainment.  Other expenses for the period were research and development, $153,550; and depreciation, $10,968.  Interest expense for the period was $21,206.

Net Loss - Net loss, before taxes, for the nine months ended September 30, 2007 was $2,010,351.  Net loss, before taxes, for the nine months ended September 30, 2006 was $1,057,958.  The net change of approximately $1 million resulted from higher payroll and related employee expenses, higher professional fees; higher commission expenses; higher travel expenses and higher non-cash compensation charges.

WiFiMed has not reduced its net loss, for the nine months ended September 30, 2007 or for the nine months ended September 30, 2006, by any tax benefit, and consequently, for both periods, its net loss was the same before and after taxes.

Net Loss per Share - For the nine months ended September 30, 2007 and September 30, 2006, net loss was $0.09 and $0.14 per share, respectively.  Per share losses for the nine months ended September 30, 2007 and September 30, 2006 period were based on 22,836,886 and 7,476,999 weighted average shares, respectively.

Liquidity and Capital Resources

As of September 30, 2007, WiFiMed's cash balance was $0, as compared to $0 on September 30, 2006.  At September 30, 2007 WiFiMed had an accumulated deficit of approximately $6.2 million and working capital deficit of approximately $1,500,000.  As disclosed below, WiFiMed requires additional working capital in order to develop its business operations.

As of September 30, 2007, WiFiMed liabilities totaled approximately $2.1 million, which consisted of accrued but unpaid compensation to officers of $63,865; accrued but unpaid compensation to employees of $224,542; accounts payable of $704,835; accrued expenses of $166,162; loans and notes payable of $225,000 deferred and unearned revenue of $444,635; loans and notes payable to an officer of $38,000; loans and notes payable to a shareholder of $67,252; bank lines of credit of $120,300; credit cards payable of $22,317; and capital lease obligations of $19,379.

As of September 30, 2006, total liabilities were approximately $869,134, which consisted of accounts payable of $279,905; deferred and unearned revenue of $127,035; loans and notes payable of $257,500; accrued expenses of $123,165; loans and notes payable to officer of $38,000; and bank line of credit of $23,529.

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

Ability to Continue as a Going Concern and Plan of Operation

WiFiMed's consolidated financial statements, which are included in this report, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  WiFiMed liquidity has been adversely affected by losses of more than $6 million since its incorporation date, December 2004, which raises substantial doubt about WiFiMed's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  WiFiMed's management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing its research and development efforts.  There can be no assurance, however, that WiFiMed will be successful in accomplishing its objectives.

As disclosed above, WiFiMed requires at least $5 million of working capital in order to pursue its business plan over the next twelve months.  Such funds shall be used for continued research and development; sales and marketing; and general working capital purposes.

Capital Expenditures

During the nine months ended September 30, 2007 and September 30, 2006 WiFiMed purchased $23,174 and $11,170, respectively, of capital equipment, largely computer equipment, software and demonstration units.

Research and Development

WiFiMed spent $38,850 on research and development activities for the three months ended September 30, 2007.  These activities were focused on developing and refining our proprietary technology.

Item 3 - Controls and Procedures

Evaluation of disclosure controls and procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. This evaluation was accomplished by our Chief Executive Officer and Acting Chief Financial Officer, Gregory D. Vacca, who joined the company on October 15, 2007.  We concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him.

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

            Based upon an evaluation conducted for the period ended September 30, 2007, we have identified the following material weakness of our internal controls:

            ·        Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.
            ·        Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.
            ·        Insufficient documentation and approval policies with regard to expenses claimed by employees

            In order to remedy our existing internal control deficiencies, as soon as our finances allow, we will hire a full-time Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures.

Changes in internal control over financial reporting

            We have implemented the following changes in our internal control over financial reporting subsequent to the end of the period covered by this report on Form 10-QSB:

            ·        Segregation of accounting duties to ensure that the keeping of the books within the company 1) is not controlled by a single person and 2) is not controlled by an officer of the company.
            ·        Granting privileges to review company books and company checking accounts to multiple persons within the company.
            ·        Appointment of a Secretary (who is not also the CEO and the CFO) who has been granted full privileges to review all company records.
            ·        Implementation of new policies regarding approval of expenses.
            ·        Hiring of in-house counsel to review internal controls and implementation of internal control.

PART II:  OTHER INFORMATION

Item 1 - Legal Proceedings

On July 3, 2007, we were sued in an action entitled Kevin M. Charest v. WiFiMed, Inc. (Superior Court Cobb County, Georgia- Case Number 07105534-48), for breach of contract and misrepresentation of employment status. The plaintiff, a former employee is seeking severance pay and expenses totaling approximately $100,000. We have filed an answer claiming various defenses and have asserted a counterclaim. The case is in the early stages of discovery. We plan to vigorously defend the suit and pursue our counterclaims.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2007, pursuant to a private placement memorandum, we issued 167,000 shares of our common stock together with three-year warrants to purchase 334,000 additional shares.  The proceeds of the sales were used for working capital. The securities, which were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, are restricted as to transferability.  The purchasers were deemed accredited investors and had access to current information regarding the Company at the time of purchase.

Item 6.  Exhibits

 (a) Exhibits required by Item 601 of Regulation S-B

            31.1     Form 302 Certification of Chief Executive Officer and Principal Financial Officer
            32.1     Form 906 Certification of Chief Executive Officer and Principal Financial Officer

 (b) Reports on Form 8-K

            On August 13, 2007, we reported on Form 8-K, under Item 1.01 that we entered into a merger agreement with JMJ Technologies, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

WiFiMed Holdings Company, Inc.

By:	/s/ Gregory Vacca

Gregory Vacca Chief Executive Officer and Principal Financial Officer

DATED:  November 19, 2007