Form 10-K
period 2007-12-31
WIFIMED HOLDINGS COMPANY, INC.
filed 2008-04-16
CIK 1108088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-148657

WIFIMED HOLDINGS COMPANY, INC.
(Exact name of registrants as specified in its charters)

Nevada	58-2412118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 RiverEdge Parkway St. GL 100A Atlanta, Georgia	30328
(Address of principal executive office)	(Zip Code)

(770) 919-7220
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock: $.0001 Par Value	Warrants: Class A Warrants, Class B Warrants
(Title of Class)	(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 25,434,539 shares of common stock of the Registrant issued and outstanding as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, excluding 4,422,995 shares of common stock held by affiliates of the Registrant was $28,365,584, based on market price of $1.35 per share.

The number of shares of Registrant’s common stock outstanding as of April 10, 2008 was 42,293,887.

WIFIMED HOLDINGS COMPANY, INC.

2007 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Statement Regarding Forward-Looking Disclosure

Certain statements contained in this report, including, without limitation, statements containing the words, "likely," "forecast," "project," "believe," "anticipate," "expect," “plan,” “may,” “should,” and the negative or other variations of these words and other words of similar meaning, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments. In addition to the forward-looking statements contained in this report, the following forward-looking factors could cause our future results to differ materially from our forward-looking statements: competition, capital resources, credit resources, funding, government compliance and market acceptance of our products and services. We make these statements under the protection afforded by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

In this report, “we,” “us,” “our,” the “Company,” and “WiFiMed” refer to WiFiMed Holdings Company, Inc. and its wholly-owned subsidiaries as of December 31, 2007, unless the context indicates otherwise. Our trademarks include EncounterPRO®, Tablet MD®, and C[caduceus]ME™. Other trademarks, service marks and trade names referred to in this report, or documents incorporated or incorporated by reference herein or therein, are the property of their respective owners.

Overview

The Company provides information technology products and services to health care professionals and their businesses through its subsidiaries, WiFiMed, Inc. and EncounterPRO Healthcare Resources, Inc. (“EncounterPRO” or “EHRI”). Recently, the Company formed a third wholly-owned subsidiary, CyberMedx Medical Systems, Inc. (“CMS, Inc.”), a Georgia corporation, which acquired the assets of CyberMedx Medical Systems, LLC (”CMS, LLC”), a California corporation, on February 29, 2008, as disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2008. The Company formed a fourth wholly-owned subsidiary, MS4AP, Inc., to acquire 100% of the securities of a specialty pharmacy company, as described in the Company’s Current Report filed on Form 8-K on January 29, 2008.

History

WiFiMed Holdings Company, Inc. (the “Company”), formerly Bellacasa Productions, Inc., is a Nevada corporation.  Aquamer, Inc. was incorporated in Delaware on February 4, 2000 and was acquired by Bellacasa Productions, Inc. on January 26, 2005.  During 2005 and 2006 the Company, through its wholly-owned subsidiary, Aquamer, Inc., was solely a medical device company focused on the development and commercialization of three injectable biocompatible products.  However, the Company did not have cash flow or borrowing capacity sufficient to pay for the costs and fees of developing its Aquamer operations.  Having determined that it no longer had a ready means by which to fund future growth central to its business plan, the board of directors determined that it was in the Company's best interests to spin off its Aquamer subsidiary pursuant to a stock distribution.  In connection with the spin off, the Company entered into a merger agreement with WiFiMed, Inc.

Effective March 5, 2007, the Company completed the distribution of the stock of the Company's wholly-owned subsidiary, Aquamer, Inc. to its shareholders of record on February 2, 2007.  Effective March 6, 2007, WiFiMed, Inc., the Company and a wholly-owned subsidiary of the Company completed an Agreement and Plan of Merger dated September 15, 2006 whereby a wholly-owned subsidiary of the Company merged with and into WiFiMed, Inc. with WiFiMed, Inc. remaining as the surviving corporation and as a wholly-owned subsidiary of the Company.  WiFiMed, Inc. began operations as WiFiMed, LLC, a Georgia limited liability company in November 2002. In exchange for all of the outstanding shares of WiFiMed, Inc. common stock, holders of WiFiMed, Inc. common stock received 24,672,607 shares of the Company representing approximately 86% of the outstanding shares of the Company on a fully diluted basis after giving effect to the merger and the reverse stock split discussed herein.  The 55 WiFiMed, Inc. security holders received an aggregate of 17,619,672 shares of the Company common stock and warrants and options exercisable to purchase an additional 3,210,588 shares of the Company common stock in exchange for their interests in WiFiMed, Inc.  Options to purchase 3,842,356 shares of common stock were also issued under the 2006 Stock Incentive Plan.  The options and warrants issued under the 2006 Stock Option Plan and/or in connection with the merger effective March 6, 2007 that remain outstanding as of April 10, 2008 (that is, those options and warrants that have not been exercised and have not expired) are exercisable at various prices ranging from $0.10 to $0.46 per share.  The shares of common stock issued pursuant to the merger contain the same rights, terms and preferences as the Company's currently issued and outstanding shares of common stock. For accounting purposes the consummation of these actions resulted in a reverse merger with WiFiMed, Inc. as the accounting acquirer and surviving operating entity.  Thus, the historical financial statements of the Company prior to the effective date of the Bellacasa merger were restated to be those of WiFiMed, Inc. The Company changed its name to WiFiMed Holdings Company, Inc., and WiFiMed, Inc. became a wholly-owned subsidiary of WiFiMed Holdings Company, Inc.

Effective October 1, 2007, EHRI, a newly-formed, wholly-owned subsidiary of the Company, acquired substantially all of the assets of JMJ Technologies, Inc. (“JMJ”), including its receivables, client relationships, employment relations and the source code of EncounterPRO EHR and related software. The Company paid to JMJ $25,000 cash; a promissory note in the principal amount of $475,000, payable in installments with a final payment in August, 2008 (secured by 500,000 shares of the Company’s common stock); 4,862,067 shares of the Company’s common stock (equivalent to 12.5% of the then-outstanding, fully diluted stock of the Company); and 1.6 million warrants to purchase common stock at one penny per share. EHRI is considered the accounting acquirer of the asset purchase by the Company.

Historical Operations
Aquamer, Inc.

Aquamer, Inc. was incorporated in Delaware on February 4, 2000 and was acquired by Bellacasa Productions, Inc. on January 26, 2005.  During 2005 and 2006, the Company was solely a medical device company focused on the development and commercialization of three injectable biocompatible products.

WiFiMed, Inc.

WiFiMed, Inc. began operations as WiFiMed, LLC, a Georgia limited liability company, in November 2002. WiFiMed, LLC entered into an Agreement and Plan of Merger with WiFiMed, Inc., a Delaware corporation, on December 17, 2004. Articles of merger were filed on or about March 21, 2006, at which time the merger became effective. On March 6, 2007, WiFiMed, Inc. completed a reverse merger with a wholly-owned subsidiary of Bellacasa Productions, Inc., (which changed its name to WiFiMed Holdings Company, Inc.), with WiFiMed, Inc. remaining as the surviving entity and wholly-owned subsidiary of WiFiMed Holdings Company, Inc. For accounting purposes the consummation of these actions resulted in a reverse merger with WiFiMed, Inc. as the accounting acquirer and surviving business entity. Thus, the historical financial statements of the Company prior to the effective date of the Bellacasa merger were restated to be those of WiFiMed, Inc.

Tablet MD EHR, the principal software offering of WiFiMed, Inc., manages patient medical information, consultation notes, prescriptions, and other components of the medical chart through five proprietary technologies. Deployed on tablet PCs with wireless connectivity, Tablet MD EHR is designed to reduce medical errors, documentation time, overhead, and time spent filing insurance claims. With data collection screens that are configured to mimic each physician’s preferred forms and documentation processes, Tablet MD EHR personalizes (and thereby hastens) medical charting. Because Tablet MD EHR employs “thick client” technology, each tablet PC holds a copy of the chart data on the practice’s server, and each care provider can take the entire practice’s data with him or her untethered, without the need to connect wirelessly (or otherwise) to the server at the practice to add data. This transportability makes it easy for care providers to access patient data from office, hospital or home. WiFiMed has applied for three utility patents for Patient Workflow Process ("PWP"), Global Synchronization Technology ("GST"), and Cross Mapping Technology ("CMT"), with the U.S. Patent and Trademark Office, as well as some corresponding foreign patent applications.

WiFiMed, Inc. encountered difficulties during the attempted implementation of Tablet MD EHR in late 2007 in an eleven-physician medical practice. That attempted deployment was terminated. The Company has suspended efforts to deploy Tablet MD EHR and is re-evaluating its business plan with respect to further development and deployment of Tablet MD EHR.

WiFiMed, Inc. has experienced operating losses since its inception. Additional operating losses are anticipated for the foreseeable future.

Governmental approval of software such as Tablet MD EHR is not legally required for distribution and sale. However, it may be that certification of an EHR system by the federally-financed Certification Commission for Healthcare Information Technology (“CCHIT,” www.cchit.org) may be necessary for market viability. WiFiMed, Inc. is not currently pursuing CCHIT certification for Tablet MD EHR.

EncounterPRO Healthcare Resources, Inc.

On October 1, 2007, the Company’s newly-formed subsidiary, EncounterPRO Healthcare Resources, Inc. ("EHRI") acquired substantially all of the assets of JMJ Technologies, Inc., including its receivables, client relationships, employment relations, and the source code of EncounterPRO EHR and related software. JMJ has been in business since June 1994, developing, selling and supporting the EncounterPRO EHR.

EncounterPRO EHR was first used in a medical practice in 1995, and is now licensed and used in over 300 medical practices in 35 states and two foreign countries. EncounterPRO EHR is the winner of 14 national awards conferred by trade associations, and physicians who use EncounterPRO EHR have won the HIMSS Davies Award for Excellence in Ambulatory Care for their use of healthcare IT three years in a row, a feat achieved by no other EHR vendor. In addition, EncounterPRO EHR was among the first group of 18 EHRs to be certified by CCHIT for Ambulatory Care in 2006. CCHIT certification is valid for a period of three years and means an EHR effectively has earned the federal government’s de facto seal of approval and, increasingly, the approval of a host of other influential non-governmental organizations, including payers and physician professional associations.

In addition to the EncounterPRO EHR, EHRI has developed several ancillary software products and related services, including a proprietary integration/translation engine optimized for EHRs that is currently used for dozens of installations: (1) to collect results from labs and then translate and distribute those results to clients’ EncounterPRO EHR databases; (2) to collect vaccine data from practices and to transmit those data to state vaccine registries in several states; (3) to communicate prescription data to and from pharmacies; and (4) to translate and import remote bedside data into EncounterPRO EHR (successfully demonstrated with oxygen tank data but not yet in production). Additional ancillary software developed by EHRI includes: (1) a solution for connecting peripherals to an “all-thin-client” or all-web-deployed Windows® solution (application independent, but currently used only for EncounterPRO EHR installations); (2) a tool for collecting and organizing clinical and other data from client’s EncounterPRO EHR databases for use in benchmarking and other analyses (ready for alpha testing soon).

EHRI holds a federal registration for the trademark “EncounterPRO” for its EHR. WiFiMed, Inc. holds a federal registration for the trademark “Tablet MD” for its EHR. As mentioned above, the Company has applied for three patents.

The Company and its subsidiaries together have 44 employees, 32 of whom are full time.

The cost to the Company and its subsidiaries of compliance with federal, state and local environmental laws is negligible.

Acquisitions

After canceling the letter of intent between the Company and CyberMedx on January 21, 2008 by mutual consent as disclosed in the Company’s Form 8-K, filed with the Commission on January 29, 2008, the Company’s wholly-owned subsidiary, CyberMedx Medical Systems, Inc. (“CMS Inc.”) entered into an Asset Purchase Agreement, dated February 20, 2008 (the “Asset Purchase Agreement”) to purchase the assets and know-how of CyberMedx Medical Systems, LLC (“CMS, LLC”), which specializes in providing wireless patient data collection, transmission and management devices and technologies for the home care, alternate care and hospital markets. In connection with the Asset Purchase Agreement, CMS, Inc. entered into an employment agreement with Ronald R. Barnett (the “Employment Agreement”), as disclosed in the Company’s Form 8-K, filed with the Commission on March 6, 2008. The acquisition did not reach the financial thresholds necessary to require disclosure of the historical financial statements and pro-formas of CMS, LLC pursuant to Article 8 of Regulation S-X.

On January 23, 2008, the Company entered into a non-binding letter of intent to acquire a specialty pharmacy services company based on the West Coast of the United States (referred to hereinafter as “PSS”) as discussed in the Company’s Form 8K, filed with the Commission on January 29, 2008. MS4AP, Inc., a wholly-owned subsidiary of the Company (“MergerSub”), was formed in March, 2008 for the purpose acquiring 100% of the securities of PSS. PSS provides niche biotechnical pharmacy prescription services and home healthcare services, including a critical care home ventilator program, oxygen, enteral therapy, durable medical equipment and disposable medical supplies. Consummation of the proposed transaction is subject to completion of due diligence, negotiation and approval by the parties of a definitive agreement, and arranging financing. We hope to complete the acquisition in the second quarter of 2008, although there is no assurance that we will be successful in negotiating a definitive agreement or that we will be able to obtain financing on terms that are acceptable to us.

Products and Services

Current Product Offering of EncounterPRO Healthcare Resources, Inc.

EncounterPRO EHR was first used in a medical practice in 1995, and is now used by over 700 physicians in over 300 medical practices in 35 states and two foreign countries. EncounterPRO EHR’s chief competitive advantages are its ease of use, the efficiencies driven by its workflow management capabilities, and its ability to help most practices achieve a relative quick return on investment and continuing efficiencies and cost savings. EncounterPRO EHR is the winner of 14 national awards conferred by trade associations. Perhaps more importantly, physicians who use EncounterPRO EHR have won the coveted HIMSS Davies Award for Excellence in Ambulatory Care for their use of healthcare IT three years in a row, a feat achieved by no other EHR vendor. In addition, EncounterPRO EHR was among the first group of 18 EHRs to be certified by the Commission on Certification of Health Information Technology (“CCHIT”; www.cchit.org) for Ambulatory Care in 2006. CCHIT certification means an EHR effectively has earned the federal government’s de facto seal of approval and, increasingly, the approval of a host of other influential non-governmental organizations, including payers and physician professional associations. EHRI anticipates achieving CCHIT certification in 2008 for EncounterPRO EHR for ambulatory care.

In addition to the EncounterPRO EHR, the Company has developed and deployed ancillary software used to connect practices to third-parties (such as labs and pharmacies). The Company expects that this ancillary software will be indispensable to the deployment of solutions for the opportunities described in this Item 7 of this report. These ancillary software programs are the products of tens of thousands of hours of development efforts of the Company’s development team and contracted off-shore development partner, Fomax Information Technologies Pvt. Ltd., over the course of the last five years. The principal body of ancillary software is known as EpIE (the EncounterPRO Integration Engine), a proprietary integration/translation engine optimized for EHRs that is currently used for dozens of installations to collect results from labs and then translate and distribute them to clients’ EncounterPRO EHR databases; to collect vaccine data from practices and to transmit those data to state vaccine registries in several states; to communicate prescription data to and from pharmacies; to translate and import remote bedside data into EncounterPRO EHR (successfully demonstrated with oxygen tank data but not yet in production); and to push and pull data using a wide variety of transport mechanisms (http, shttp, ftp, sftp, vpn, tcp/ip, SOAP) in a variety of data formats (HL7, XML, flat file) so as to adapt to any data partner. Other ancillary, proprietary solutions (a) connect peripherals to an all-thin-client or all-web-deployed Windows® solution; and (b) collect and organize clinical and other data from client’s EncounterPRO EHR databases for use in benchmarking and other analyses. EpIE employs a web-based administration and support console which allows support personnel to detect, escalate, and solve problems before they affect a customer or data-trading partner. EpIE also uses the same workflow management technology that makes the EncounterPRO EHR an efficient task-based application.

The current principal market for EncounterPRO EHR is primary care medical practices of 1-10 physicians, especially pediatricians. Sales to new customers are seasonally affected, as most primary care physicians are too busy to purchase EHR systems during the first calendar quarter.

In accordance with industry practice generally, we do not generally offer extended payment terms to customers, and, since inception, our standard software license warranty has provided that a customer’s purchase money for EHR licenses (but not for equipment or services that have already been delivered or provided) will be returned if the software is rejected within 90 days of its installation. Less than one percent of purchasing practices have exercised this right.

Current Product Offerings of CMS, Inc.

As noted above, CMS, Inc. acquired substantially all of the assets of CMS, LLC on February 29, 2008, and that acquisition did not reach the financial thresholds necessary to require disclosure of the historical financial statements and pro-formas of CMS, LLC pursuant to Article 8 of Regulation S-X. In the past, CMS, LLC has provided (and in the future, CMS, Inc. intends to provide) patient data management, communication, and information systems for the hospital, home care, and alternate care markets. CMS, Inc. (through CMS, LLC) has developed a family of patient data management products that collect data generated by a host of different bedside devices (e.g., oxygen tanks, oxygen concentrators, CPAP and BIPAP devices) for transmitting the data to a repository and then sending the data to an EHR. A small wireless data transmitter is attached to each patient device, allowing the transmission (through telephone lines) of the device’s data to a data collection center, where the data are reformatted and transmitted to software applications for use by vendors who maintain the devices and the health care providers who care for the patients. EncounterPRO EHR currently accepts and displays data collected and transmitted by CMS, Inc. devices.

Competitive Strengths

We believe that the following competitive strengths have been key to our success.

First Class Technology. We have been a leader in the development of EHR technology. EHRI has been especially effective in advancing EHR technology in the following areas:

Ease of Use. Through the use of touch screens (on monitors, tablet PCs and laptops) and extensive, user-configured picklists, the EncounterPRO EHR allows physicians to enter and retrieve data quickly, thereby minimizing the delays inherent in the use of EHRs that rely heavily on repetitive keyboard data entry and navigation with a mouse through extensive pull-down menus.

Work Flow Management. Using the most extensive workflow management features available in any ambulatory care EHR, users of the EncounterPRO EHR are able to optimize the prioritization and synchronization of their own tasks and the tasks of others in a medical practice to a significantly greater extent than is possible with competitive EHRs.

Interoperability and Connectivity. With our proprietary integration engine, EpIE, and other tools, we are able to link physicians and their practices to providers and consumers of data in ways that optimize physicians’ time.

Installed Base. With over 300 practices using EncounterPRO EHR, we have a significant base of satisfied and successful users, three of whom have won the coveted HIMSS Davies Award of Excellence in Primary Care.

Research and Development

The Company has expended $4,200 and $219,259 during the fiscal years ending December 31, 2007 and 2006, respectively, on research and development activities, none of which costs have been borne directly by customers. Our research and development efforts are focused primarily upon developing new and enhanced features for the EncounterPRO EHR and ancillary tools, providing connectivity to other applications and stakeholders, and compliance with changing legal requirements federally and in the 35 states in which our EHR operates.

Markets

Healthcare is the largest industry in the U.S. and accounts for about 16% of Gross Domestic Product (“GDP”), or roughly $2.2 trillion. By 2015, some experts estimate that healthcare expenditures may reach $4 trillion, which will be 20% of GDP, in large part because of the aging of the baby boomer generation. The market for ambulatory care EHRs is over $5 billion for initial software and services sales over the next 10 years. The fast pace of healthcare expenditures over the last several decades, combined with the aging population are expected to create enormous pressures and incentives for efficiency in the delivery of healthcare services. The markets for EHR systems in particular, and for healthcare information systems generally, are characterized by intense competition, fragmentation, and rapidly evolving technical and legal standards.

Many of our competitors are more established, and benefit from greater financial, technical and marketing resources than do we. We compete on the basis of several factors, including: quality and effectiveness of our software; reputation; services; niche expertise; and price.

The market for home health data delivery is ancillary to the home health care services market (over $45 billion per year). The healthcare consulting industry, including both ambulatory and acute care, is about $20 billion per year. The market for specialty pharmaceuticals is about $40 billion annually, is growing at a rate of 20% per year.

With the acquisition of the assets of CMS, LLC, and the potential acquisition of PSS, we are positioning ourselves to compete in the market for home healthcare IT solutions.

Item 1A.	RISK FACTORS

You should carefully consider the following risk factors. The risks and uncertainties described below are not the only ones we face. There may be additional risks and uncertainties that are not known to us or that we do not consider to be material at this time. If the events described in these risk factors occur, our business, financial condition and results of operations would likely suffer. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. This section discusses the risk factors that might cause those differences.

RISKS RELATED TO OUR FINANCIAL OPERATIONS:

WE HAVE A LIMITED OPERATING HISTORY AND SINCE OUR INCEPTION HAVE HAD A HISTORY OF LARGE OPERATING LOSSES.

The Company’s predecessor was originally incorporated in July 28, 1998 and has undergone a number of changes in control, including our recent asset purchase transaction with JMJ Technologies, Inc. (“JMJ”) as of October 1, 2007, which involved a change of control from the Company’s prior management, with the exception of the board of directors which remained largely intact. Accordingly, we have a limited operating history with current management in place upon which to accurately base an evaluation of such current management’s business and prospects, as well as a limited period of time within which to ascertain the effects that such asset purchase transaction with JMJ may have on the Company’s combined financial operations. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in this stage of development. There can be no assurance that we will be successful in addressing such risks and any failure to do so may have a material adverse effect on our business, prospects, financial condition, and results of operations.

DUE TO OUR LIMITED OPERATING HISTORY, WE WILL BE UNABLE TO FORECAST REVENUES ACCURATELY.

The Company has only recently completed certain acquisitions and has a limited operating history on a consolidated basis as a public reporting parent company. The change of control involving current management of the Company was only recently effected and the operating subsidiaries were not previously subject, directly or indirectly, to the public disclosure requirements for a public company. Therefore, the Company has no significant experience in making projections or forecasts, which substantially lessens the likelihood that the Company will be able to carry out its intended operations as projected or forecasted and that any or all of the projections or forecasts made today will or can be realized. In addition, the Company contemplates making a number of acquisitions of operating companies which, once consummated, would likely affect its forecasts and projections. Our current and future expense levels are largely based on our investment plans and estimates of future revenues which are expected to increase. Revenues and operating results generally depend on effective marketing campaigns, networking with referral sources, and leveraging our purchasing power, which are difficult to forecast given the recent change of control. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition, and results of operations. Furthermore, as a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service, or marketing decisions which could have a material adverse effect on our business, prospects, financial condition, or results of operations.

OUR PAST LOSSES RAISE DOUBTS ABOUT OUR ABILITY TO OPERATE PROFITABLY OR CONTINUE AS A GOING CONCERN, WHICH MAY RESULT IN THE LOSS OF YOUR ENTIRE INVESTMENT.

We have experienced substantial operating losses. We expect to incur significant operating losses until sales increase and the allowance of time to give effect to the recent asset purchases involving JMJ and CMS, LLC, as well as other planned acquisitions. We will also need to raise sufficient funds to finance our activities. We may be unable to achieve or sustain profitability. Our independent auditors included an explanatory paragraph in their report, dated April 14, 2008, indicating substantial doubt about our ability to continue as a going concern. These factors raise substantial doubt exists relating to our ability to continue as a going concern.

WE MAY NOT BE ABLE TO RAISE THE REQUIRED CAPITAL TO CONDUCT OUR OPERATIONS.

We will require additional capital resources in order to conduct our operations, as well as in order to grow and expand our business. Future events may lead to increased costs that could make it difficult for us to succeed. To raise additional capital, we may be required to sell additional equity securities, or accept debt financing or to obtain financing through a bank or other entity, subject to the terms of the Securities Purchase Agreement and ancillary agreements relating to the recent Debenture and Warrant financing between the Company and various institutional investors, dated November 30, 2007 (the “November 2007 Financing Agreements”). If additional funds are raised through the issuance of additional stock, there may be a significant dilution in the value of our outstanding common stock. The Company has no binding arrangements with respect to additional financings. If the Company so requires, future financing may not be available to the Company, on commercially reasonable terms, or at all, and would otherwise remain subject to the November 2007 Financing Agreements. Any inability to obtain additional financing when needed and on acceptable terms could have a material adverse effect upon the Company’s operations, including the possibility of requiring the Company to curtail its acquisition strategy and make reductions in the scope and size of our operations.

WE HAVE ONLY LIMITED WORKING CAPITAL FROM THE NOVEMBER 2007 FINANCING AND WILL REQUIRE ADDITIONAL FINANCING IN THE NEAR FUTURE.

To the extent that the net proceeds received from our November 2007 Financing and the funds generated by our on-going operations are insufficient to fund our future operating requirements, it will be necessary to raise additional funds, through public or private financings, subject to the terms of the November 2007 Financing Agreements. Without sufficient capital we will be unable to develop and fully execute our business plan as set forth herein. Further, there can be no assurance that the Warrants issued in the November 2007 Financing will be exercised. The Company has no binding arrangements with respect to additional financings, which would remain subject to the terms of the November 2007 Financing Agreements.

RISKS RELATED TO OUR BUSINESS OPERATIONS:

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES.

Many of our future competitors are larger, have many more employees and substantially greater operating, information technology, and financial resources than we do and thus will be able to exert significant influence on the markets in which we are competing. Many of our competitors may have more widely accepted products, stronger name recognition and larger sales and/or distribution networks than we do, as well as have longer operating histories and more established relationships within the industry. They can use their experience and resources against us in a variety of competitive ways. There can be no assurance that any future competition by our competitors, if it develops, will not have a material adverse effect on our operations which would prevent us from carrying out our business strategy.

IF WE DO NOT KEEP PACE WITH OUR COMPETITORS AND WITH TECHNOLOGICAL AND MARKET CHANGES, OUR SERVICES AND OUR BUSINESS MAY SUFFER.

The market for our services is competitive and could be subject to rapid technological changes. We believe that there are potentially many competitive approaches being pursued, including some by private companies from which information is difficult to obtain. Many of our competitors have significantly greater resources and more services that directly compete with our services. Our competitors may have developed, or could in the future develop, new technologies that compete with our services even render our services obsolete.

WE COULD HAVE SYSTEMS FAILURES THAT COULD ADVERSELY AFFECT OUR BUSINESS.

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. Although we have taken precautions against systems failure, interruptions could result from natural disasters as well as power losses, Internet failures, telecommunications failures and similar events. Our systems are also subject to human error, security breaches, computer viruses, break-ins, "denial of service" attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE FAIL TO ADDRESS SECURITY ISSUES ADEQUATELY.

We have taken measures to protect the integrity of our technology infrastructure and the privacy of confidential information. Nonetheless, our technology infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person or entity circumvents its security measures, they could jeopardize the security of confidential information stored on our systems, misappropriate proprietary information or cause interruptions in our operations. We may be required to make substantial additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability.

WE MAY FACE POTENTIAL LIABILITIES IN CONNECTION WITH LEGAL PROCEEDINGS WHICH MAY BE BROUGHT AGAINST US.

On March 19, 2008, the Company executed a consent order with the Arkansas Securities Department, without admitting or denying any findings of fact, providing for the payment of a $10,000 fine and a rescission offer to the four Arkansas residents who purchased securities in the April 2007 private placement offering, which is more fully described in the consent order filed with our Current Report on Form 8-K on March 20, 2008. While it does not currently appear likely that the four investors directly affected by such consent order will institute proceedings against the Company, other investors may institute proceedings or seek rescission of their investment in the Company based in whole or in part upon the facts and circumstances recited in the consent order.

WE RELY ON KEY MANAGEMENT AND THE LOSS OF SUCH KEY MANAGEMENT WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS OPERATIONS

Our success depends upon the personal efforts and abilities of Gregory D. Vacca, our Chief Executive Officer, President, and Director and Daniel Thomas, our Acting Chief Financial Officer. Although Mr. Vacca is employed with the Company under a three year employment agreement and Mr. Thomas is engaged pursuant to a six month consulting agreement, in each case unless earlier terminated, we face competition in retaining Mr. Vacca and Mr. Thomas and in attracting new personnel should Mr. Vacca or Mr. Thomas choose to leave us. There is no assurance that we will be able to retain and/or continue to motivate Mr. Vacca or Mr. Thomas adequately in the future. The loss of Mr. Vacca or Mr. Thomas or our inability to continue to adequately motivate either of them could have a material adverse effect on our business and operations.

WE MAY BE EXPOSED TO LIABILITIES RESULTING FROM JMJ'S AND CMS’S CURRENT AND HISTORICAL BUSINESS OPERATIONS.

As a condition to the acquisition of JMJ’s Technologies, Inc.’s assets, JMJ retained its liabilities. These liabilities included approximately $680,000 of current liabilities, which JMJ has been paying in part from proceeds to JMJ of the asset sale. However, a third party may make claims against our Company for actions taken by JMJ. In addition, there are risks posed by our acquisition of the assets of JMJ, as well as CyberMedx Medical Systems, LLC (“CMS”), some of which are subject to liens by secured creditors of JMJ and CMS.

THE NOVEMBER 2007 FINANCING AGREEMENTS REQUIRE THAT OUR REGISTRATION STATEMENT BECOME EFFECTIVE WITHIN 90 DAYS AFTER THE CLOSING DATE (120 DAYS IN THE EVENT OF SEC REVIEW), WHICH HAS NOT HAPPENED, FORCING US TO INCUR LIQUIDATED DAMAGES. IN THE EVENT WE CANNOT HAVE OUR REGISTRATION STATEMENT DECLARED EFFECTIVE BY THE SEC WITHIN 180 CALENDAR DAYS OF THE CLOSING DATE, SUCH NON-OCCURRENCE WILL BE CONSIDERED AN EVENT OF DEFAULT UNDER THE NOVEMBER 2007 FINANCING AGREEMENTS.

The November 2007 Financing terms require us to have the registration statement on Form SB-2, filed by the Company on January 14, 2008, declared effective by the SEC within 90 days of the closing of the financing which date has already passed, or 120 days in the event of SEC review. Since we have corresponded with the SEC and are in the process of amending the initial registration statement, we believe that the 120 day timeframe is applicable. The 120-day period has now passed; accordingly, we have begun incurring liquidated damages equal to 2% of the principal of the debentures issued for each 30 day period that this registration statement is not declared effective with a cap of 12%. In the event we cannot have our registration statement declared effective by the SEC within 180 calendar days from the Closing Date, as defined in the November 2007 Financing Agreements, the debenture holders shall have the right to accelerate all outstanding principal, plus accrued and unpaid interest, liquidated damages and other amounts thereunder, and five days after an event of default, interest shall accrue at the default interest rate as provided in the debenture.

IF WE ARE UNABLE TO HIRE, RETAIN OR MOTIVATE QUALIFIED PERSONNEL, CONSULTANTS AND ADVISORS, WE MAY NOT BE ABLE TO GROW EFFECTIVELY.

Our performance will be largely dependent on the talents and efforts of Mr. Vacca and other key employees, as well as other highly skilled individuals that may be hired by the Company in the future. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Competition for such qualified employees is intense. If we do not succeed in attracting excellent personnel or in retaining or motivating them, we may be unable to grow effectively. In addition, our future success will depend in large part on the continued services of our key consultants and advisors. The loss of their services could negatively impact our business and our ability to execute our business strategy.

WE ARE SUBJECT TO ACCOUNTING POLICIES THAT MAY REQUIRE CAREFUL AND DIFFICULT JUDGMENTS, AND WE MAY INTERPRET OR IMPLEMENT REQUIRED ACCOUNTING POLICIES INCORRECTLY.

We will follow generally accepted accounting principles for the U.S. in preparing our financial statements. As part of this process, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses that we report in our financial statements. We believe these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

GOVERNMENT REGULATION MAY AFFECT OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN AND MAY CHANGE FROM TIME TO TIME.

The U.S. healthcare industry, including certain aspects of our business, is highly regulated and regulatory agencies are vested with broad discretion in interpreting applicable laws and regulations. The interpretation of these laws may vary from state to state. While we believe that our operations will be conducted so as to comply in all material respects with the healthcare laws that apply to our operations in each state, our arrangements and proposed activities have not been examined by federal or state authorities for compliance with applicable laws and regulations, and no governmental opinions have been sought or received. Furthermore, there can be no assurance that the regulatory environment in which we operate will not change significantly in the future, requiring us to restructure our arrangements. Our revenues could be adversely affected by unanticipated changes in applicable laws.

DIRECTORS AND OFFICERS HAVE LIMITED LIABILITY.

As permitted by the Nevada Revised Statutes, the Company’s certificate of incorporation limits the personal liability of each of its directors, officers, or stockholders to the Company for damages for breach of fiduciary duty as a director or officer, but such provision does not eliminate or limit the liability of a director or officer in certain circumstances, such as for intentional misconduct, fraud, or knowing violation of law.

OUR BUSINESS MAY BE SUBJECT TO FLUCTUATIONS IN THE ECONOMY AND GEOPOLITICAL EVENTS.

Our business could be affected by general economic conditions, as well as those specific to our industry. Our business could be affected by geopolitical events such as war, threat of war or terrorist actions. Such an economic downturn or geopolitical event could materially and adversely affect our business and financial condition.

IF THE COMPANY IS UNABLE ADEQUATELY TO PROTECT OR ENFORCE ITS RIGHTS TO ITS INTELLECTUAL PROPERTY, WE MAY LOSE VALUABLE RIGHTS, EXPERIENCE REDUCED MARKET SHARE, IF ANY, OR INCUR COSTLY LITIGATION TO PROTECT SUCH RIGHTS.

The patent position of technology companies is generally highly uncertain, involves complex legal and factual questions and has been the subject of much litigation. Neither the U.S. Patent and Trademark Office (“USPTO”), nor the courts has a consistent policy regarding the breadth of claims allowed or the degree of protection afforded under many technology patents.

The patent applications concern features of the Tablet MD EHR, which is not currently being developed or distributed by the Company. Moreover, even if the Company later resumes development and distribution of the technology that is the subject of one or more of the patent applications, the claims of our pending patent applications may not confer on us significant commercial protection against competing products. Third parties may challenge, narrow, invalidate or circumvent any patents we may obtain. Patents with broad claims tend to be more vulnerable to challenge by other parties than patents with more narrowly written claims. On the other hand, our patents might not contain claims that are sufficiently broad to prevent others from utilizing our technologies. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. Further, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

Competitors may infringe our patents or the patents of our licensors, if any. As a result, we may be required to file infringement claims to counter infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. There is no assurance that we would have a basis for initiating patent infringement proceedings or that if initiated we would prevail in such proceedings. In addition, if we infringe or are alleged to infringe intellectual property rights of third parties, it will adversely affect our business, financial condition and results of operations.

OUR FAILURE TO OBTAIN CERTIFICATION FOR OUR TABLET MD PRODUCT MAY RESULT IN A MATERIAL ADVERSE EFFECT ON THE COMPANY.

In the event the Company does not obtain certification of its Tablet MD product by the Certification Commission for Healthcare Information Technology (“CCHIT”), the Tablet MD may not be viewed as useful and cost-effective and may lack the accreditation that it may need in order to obtain widespread acceptance in the marketplace, particularly with respect to insurance providers and preferred customers. CCHIT certification is valid for a period of three years and means a product effectively has earned the federal government’s de facto seal of approval and, increasingly, the approval of a host of other influential non-governmental organizations, including payers and physician professional associations. As such, the failure to obtain CCHIT certification with respect to the Tablet MD product, may result in a material adverse effect on the Company and its business.

WE CAN PROVIDE NO ASSURANCE THAT OUR INTERNAL CONTROL OVER OUR FINANCIAL REPORTING WILL BE EFFECTIVE UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002. ESTABLISHING INTERNAL CONTROLS OVER OUR FINANCIAL REPORTING IS LIKELY TO INCREASE OUR COSTS.

Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and the rules issued thereunder have required certain changes in the corporate governance, securities disclosure and compliance practices of United States public companies. Our compliance with these rules are likely to increase our general and administrative costs. In particular, our management is required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of each year-end, beginning December 31, 2007. We are required to include in our annual report on Form 10-K a report on our management’s assessment of the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will also issue an audit report on management’s assessment and on our internal control over financial reporting as of each year end, beginning December 31, 2008, unless such date is extended by the SEC. We expect that SOX and such other laws, rules and regulations promulgated thereunder will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance in the United States.

We have recently completed compliance with the requirements of Section 404. We cannot be certain as to the impact these may have on our operations. In addition, ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

RISKS RELATED TO OUR SECURITIES:

THE SHARES AVAILABLE FOR SALE BY INVESTORS IN THE NOVEMBER 2007 FINANCING COULD SIGNIFICANTLY REDUCE AND HAVE A DILUTIVE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

The purchasers in the November 2007 Financing have the right to convert their Debentures into an aggregate of 11,250,000 shares of Common Stock, subject to adjustment, and exercise their Warrants for an aggregate of 11,250,000 shares of Common Stock, also subject to adjustment, as well as receive up to 3,375,000 shares issuable as payment of accrued interest and liquidated damages, subject to the terms of the Debentures. In addition, the placement agent in such financing has the right to convert its Placement Agent Unit Purchase Options into 1,687,500 shares of common stock issuable in connection with the conversion of the Debentures and 1,687,500 shares issuable upon exercise of the Warrants. The conversion or exercise of these securities will cause dilution to our stockholders and the sale of the underlying Common Stock (or even the potential of such exercise or sale) is expected to have a depressive effect on the market price of our securities. As such, these investors may experience substantial dilution and a reduction in the price that they are able to obtain upon sale of their shares, and such drop in the market price will reduce the value of their investment. Further, to the extent that outstanding stock options and warrants aside from those issued in the November 2007 Financing are exercised, further dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected.

TRADING ON THE OTC BULLETIN BOARD MAY BE DETRIMENTAL TO INVESTORS.

Securities traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotations. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market: investors may have difficulty buying and selling our common stock or obtaining market quotations; market visibility for our common stock may be limited; and a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

OUR ARTICLES OF INCORPORATION AND BYLAWS MAY CONTAIN ANTI-TAKEOVER PROVISIONS.

Certain provisions of our Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt of our Company. These provisions include when and by whom special meetings of the Company may be called and permitting the board to designate any characteristic that it so directs with respect to our common stock and preferred stock. Further, a contemplated amendment to our Articles of Incorporation to significantly increase the amount of authorized common stock could make it more difficult to for an non-affiliated party to gain control of the Company or the Board of Directors due to the ability of the Company to dilute the percentage of Common stock owned by any stockholder, increase the cost of, or the number of, voting shares necessary to acquire control of the Board of Directors, or to meet the quorum requirements imposed by Nevada law with respect to a merger or other business combination involving our Company.

SINCE WE HAVE NOT PAID ANY DIVIDENDS ON OUR COMMON STOCK AND DO NOT INTEND TO DO SO IN THE FUTURE, A PURCHASER OF OUR COMMON STOCK WILL ONLY REALIZE A GAIN ON INVESTMENT IF THE MARKET PRICE OF OUR COMMON STOCK INCREASES.

We have never paid, and do not intend to pay, any cash dividends on our common stock for the foreseeable future. An investor in the Company, in all likelihood, will only realize a profit on his investment if the market price of our common stock increases in value.

OUR COMMON STOCK IS SUBJECT TO RESTRICTIONS ON SALES BY BROKER-DEALERS AND PENNY STOCK RULES, WHICH MAY BE DETRIMENTAL TO INVESTORS.

Our Common Stock is subject to Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (as defined in Rule 501(a) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of our common stock.

Additionally, our common stock is subject to SEC regulations applicable to “penny stocks.” Penny stocks include any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of a penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of restricted common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

CERTAIN HOLDERS OF SHARES AND WARRANTS ISSUED IN THE APRIL 2007 OFFERING MAY HAVE RESCISSION RIGHTS.

At the time of April 2007 private placement offering, the Company believed that the offer and issuance of shares and warrants shares was exempt from registration under the Securities Act and under applicable federal securities laws pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and under various state securities laws. Notwithstanding the foregoing, the Arkansas Securities Department (the “ASD”), a state securities regulator, has alleged that the Company offered such shares and warrants in transactions for which the exemption from registration was not available under that state’s securities laws. The Company, without admitting or denying any findings or ASD staff allegations, has consented to pay a $10,000 fine and offer to rescind the purchase of such shares and warrants by investors that resided in such state and remit the original purchase price, plus interest and other fees. Other state or federal securities regulators may decide to make similar inquiries or pursue similar remedies on behalf of other investors in the Company in connection with the April 2007 private placement offering.

OUR STOCK VALUE MAY BE AFFECTED THROUGH THE EXECUTION OF SHORT SALES WHICH MAY DECREASE THE VALUE OF OUR COMMON STOCK

 Short sales are transactions in which an investor sells a security it does not own. To complete the transaction, an investor must borrow the security to make delivery to the buyer. The investor is then obligated to replace the security borrowed by purchasing the security at the market price at the time of replacement. The price at such time may be higher or lower than the price at which the security was sold by the investor. If the underlying security goes down in price between the time the investor sells our security and buys it back, the investor will realize a gain on the transaction. Conversely, if the underlying security goes up in price during the period, the investor will realize a loss on the transaction. The risk of such price increases is the principal risk of engaging in short sales. The investors in the November 2007 Financing could short the stock by borrowing and then selling our securities in the market, and then converting the stock through either the Debentures or Warrants at a discount to replace the security borrowed. Because the investors will control a large portion of our common stock, the investors could have a large impact on the value of our stock if they were to engage in short selling of our stock. Such short selling could affect the value of our stock in an extreme and volatile manner to the detriment of other shareholders.

ITEM 2.	PROPERTIES

Our principal office is located at 2000 RiverEdge Parkway, Suite GL 100A, Atlanta, GA 30328.  The property is a suite of approximately 6,500 square feet. The property is subleased from an unaffiliated third party for a period of about three years expiring on August 31, 2009. The monthly lease payments are approximately $9,800. The escalation of rental payments is fixed at 3% annually. We sublease a small portion of this space to another company. We believe this space is adequate for our current needs, and that additional space is available to us at a reasonable cost, if needed.

We maintain fire and casualty insurance on our leased property in an amount deemed adequate by management.

ITEM 3.	LEGAL PROCEEDINGS

On December 14, 2007, the Arkansas Securities Department (the “ASD”) commenced an inquiry regarding the Company’s prior management’s issuance of common stock and warrants pursuant to an April 2007 private placement memorandum (“PPM”) to investors residing in the State of Arkansas, having subscriptions in the aggregate amount of $55,000. The inquiry was centered on the alleged sale of such securities through one or more unregistered broker-dealers, as well as the alleged violation of an SEC consent order for Roger Taft, in particular. The Company has agreed to settle the matter, without admitting or denying any findings of fact or ASD staff allegations, and has executed a consent order providing for the rescission offer to four Arkansas investors and the payment of a $10,000 fine.

On December 19, 2007, WiFiMed Holdings Company, Inc. (the “Company”) and WiFiMed, Inc. (collectively, the “Complainants”) filed an arbitration proceeding against Jeffrey Simon, the Company’s former President, CEO and a beneficial owner of more than 5% of the securities of the Company (“Simon”) with the American Arbitration Association in Atlanta, Georgia (Case Number 30 103 Y 01058 07). Complainants seek the recovery of money damages, corporate books and records and other property, and reasonable costs and attorneys’ fees.  Complainants are pursuing Mr. Simon for any and all damages resulting from any findings of securities violations relating to the matter described above. Mr. Simon has demanded accrued vacation time, severance pay, reimbursement of expenses, and warrants. In addition there is a dispute between the parties regarding two lines of credit and a credit card with a total balance of approximately $140,000. Prior management carried this indebtedness on its books as a debt of WiFiMed, Inc. Current management has since learned that Mr. Simon is personally liable to the bank for this indebtedness and that the Company is not liable to the bank. Mr. Simon has asked the Company to reimburse him for his personal debt to the bank; however, the Company maintains that the currently available documentation does not support Mr. Simon’s right to recover. Currently, the parties have indefinitely stayed the arbitration proceeding pending mediation and settlement talks between the parties. It is anticipated that the matter will proceed to arbitration and/or litigation. The Complainants do not anticipate that this proceeding will have a material adverse effect upon the Company.

Other than as described in this “Legal Proceedings” section, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to it in reference to pending litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED MATTERS

Our common stock has been traded on the OTCBB since on or about December 7, 2001.  Prior to that date, our common stock was not actively traded in the public market.  Our common stock is listed on the OTCBB under the symbol "WIFM."   Prior to the merger with Bellacasa Productions, Inc., our common stock was traded on the OTC Bulletin Board over-the-counter market under the symbol “BCSP.” The following table sets forth, for the periods indicated, the high and low bid prices for our common stock on the OTCBB as reported by various Bulletin Board market makers.  The quotations reflect inter-dealer prices, without adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

Period	High Bid	Low Bid

2008
First Quarter	$ 2.01	$ 0.35

2007
Fourth Quarter	1.35	0.55
Third Quarter	1.45	0.82
Second Quarter	1.80	1.25
First Quarter	2.21	0.30

2006
Fourth Quarter	0.91	0.65
Third Quarter	1.30	0.65
Second Quarter	4.55	1.95
First Quarter	5.20	3.90

On April 10, 2008, there were 194 stockholders of record and 42,293,887 shares of our common stock issued and outstanding.

To date, we have never declared or paid any cash dividends on our capital stock and we are restricted in our ability to pay dividends under the terms of the November 2007 Financing Agreements. As a result, we do not expect to pay any dividends in the foreseeable future. Payment of future dividends, if any, once the restrictions are removed, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities

The November 2007 Financing and the issuance of $2,250,000 in principal amount of Debentures and Warrants thereunder, as disclosed in Item 3.02 of the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2007, is incorporated by reference herein.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto presented elsewhere in this report. This discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. You should read the cautionary statements made in this report as applying to related forward-looking statement wherever they appear in this report. Our actual results may differ materially from the results we discuss in the forward-looking statements due to certain factors, including those discussed in “Risk Factors” and other sections of this report.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition.

Overview

WiFiMed, Inc. is a provider of wireless patient information through its proprietary product Tablet MD, which WiFiMed, Inc. developed to assist physicians and health care providers manage patient workflow.  At December 31, 2007, WiFiMed had an accumulated deficit of approximately $31.4 million.

WiFiMed began operations as WiFiMed, LLC, a Georgia limited liability company, in November 2002 and reorganized as WiFiMed, Inc., a Delaware corporation on or about March 21, 2006.  In March 2007, WiFiMed merged with and into a wholly-owned subsidiary of Bellacasa Productions, Inc. (which was subsequently renamed WiFiMed Holdings Company, Inc.) with WiFiMed, Inc remaining is the surviving entity.

In October 2007, the Company acquired substantially all of the assets of JMJ Technologies, Inc., which included JMJ’s flagship product—the EncounterPRO EHR, a nationally-acclaimed electronic health record or "EHR" with more than 300 medical practices charting medical records for an estimated three million patients. In addition, 26 employees of JMJ had been employed by the Company, and JMJ’s management supplanted the previous management of the Company, with the exception of the board of directors which remained largely intact.

On February 29, 2008, the Company’s wholly owned subsidiary, CyberMedx Medical Systems, Inc. (“CMS Inc.”) purchased the assets and know-how of CyberMedx Medical Systems, LLC (“CMS, LLC”) pursuant to the Asset Purchase Agreement, dated February 20, 2008, in exchange for consideration of 900,000 shares of the Company’s common stock to the unit holders of the CMS, LLC (with another 100,000 shares of common stock to be escrowed for one year for the benefit of the unitholders and to provide a ready source of recovery for any claims by the Company for indemnity), and 100,000 shares of common stock to certain business agents in connection with the arrangement of the transaction, in addition to up to an additional 900,000 shares of the Company’s common stock, among other consideration more fully described therein. In connection with the Asset Purchase Agreement, CMS, Inc. entered into an employment agreement with Ronald R. Barnett (the “Employment Agreement”), as described more fully in the Company’s Form 8-K, filed with the Commission on March 6, 2008.

WiFiMed's offices are located at 2000 RiverEdge Parkway, Suite GL 100A, Atlanta, GA 30328, phone number is (770) 919-7220 and its website is www.wifi-med.com.

Home Healthcare: New Business Opportunities and Associated Risks.

The Company’s business to date has concerned solely the development and sale of EHR software. With the acquisition of assets from CMS, LLC and the proposed acquisition of PSS, the Company is attempting to expand into a new segment of the healthcare market. A discussion of the principal opportunities and risks associated with that effort follows.

The Centers for Medicare and Medicaid Services has noted that despite the large size of the home healthcare market and its needs for technology, “the home health industry has only recently begun to view technology as a strategic asset, and, as a result, is several years behind other industry groups.” One reason the industry is behind stems from fact that the “system” for delivering home health care involves thousands of businesses that cooperate and compete with one another. Durable medical equipment or "DME" vendors supply many different home nursing agencies, hospitals and pharmacies; the nursing agencies and long term care facilities usually market their services to several area hospitals; virtually every stakeholder needs a means to communicate with the physicians that authorize and monitor treatments; and many participants would benefit from access to real-time information from the patient’s bedside; and so forth. Most of these stakeholders—even patients in many cases—have one or more existing financial, inventory, document management and/or messaging applications. Therefore, the solution to the interoperability problems of the home healthcare “system” must (1) be affordable, (2) provide a reasonably fast return on investment to each stakeholder, and (3) not threaten the continued viability of any stakeholder, since all (or nearly all) stakeholders must subscribe to an interoperability solution in order for all parties to gain the expected efficiencies. The Company believes that it has a competitive advantage that will permit it to offer interoperability solutions that will:

1.	Give payers, physicians, therapists, nurses, and vendors real-time access to all point-of-care patient and/or device data generated by home bedside devices or providers; and
2.	Substantially improve approvals, payments and other business processes for the benefit of all stakeholders.

In view of these opportunities, the Company expects to use its expertise to pursue (in conjunction with PSS if the acquisition is completed) to:

1.
Execute upon planned pilot projects to prove out technologies to transmit data from a wide range of bedside machines to healthcare providers and equipment vendors. The effort to develop these pilot projects span over two years;

2.
Leverage the anticipated success in the pilot initiatives (a) to develop and demonstrate data interoperability gains for each of the stakeholders in the home healthcare system; (b) to open new distribution channels with new partners, and (b) to market EncounterPRO EHR to the physicians who will gain access to critically important remote bedside data; and

3.	Replicate the success of PSS’s established business model through expansion of its core operations into new service areas.

The Company also anticipates that it may, in the next 12 months, acquire a practice management system company, enabling the Company to offer an “integrated” solution to practices; enhance its Application Service Provider (“ASP”) model of delivery and pricing; accelerate the sale and deployment of new EHR modules, such as electronic prescribing services and other medication services; and sell EncounterPRO EHR practices particularized and benchmarked collections of data (both business and patient care data), analytic tools and consulting services.

The Company’s pursuit of opportunities in home health care presents substantial risks. Among those risks are those that may materialize as a consequence of the Company’s lack of experience directly in home health care. The Company’s current management, apart from Mr. Barnett, who was hired as of March 1, 2008 as president of CMS, Inc., has little experience in home healthcare. In the event that PSS is not acquired, the Company will not acquire the additional home healthcare expertise of PSS’s management. In addition, the Company has not deployed into production in the home healthcare market the interoperability solutions that must be fully developed and deployed to be successful.

Critical Accounting Policies: Revenue Recognition

The Company's revenue consists of fees derived from (1) the licensing of software to end user customers; (2) related services, including installation, training, implementation, and software support; and (3) the resale of certain computer equipment.

The Company recognizes software license revenue under Statement of Position No 97-2 "Software Revenue Recognition" as amended by Statement of Position No. 98-9, "Software Revenue Recognition With Respect to Certain Transactions," Emerging Issues Task Force 00-21, "Revenue Arrangements with Multiple Deliverables," and related interpretations.

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

Service revenues such as training, installation and implementation are recognized when the service is complete and acknowledged by the customer.  Fees charged to customers for post-contract customer support are recognized ratably over the term of the contract.  Costs related to maintenance obligations are expensed as incurred. Revenue allocated to maintenance is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed.

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

Software Development Expenditures

The Company accounts for its software development costs that will be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards Board ("FASB") 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."  Accordingly, software development costs are capitalized once technological feasibility has been established and continues until the product is available for general market release.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  During the years ended December 31, 2007 and December 31, 2006, the Company expensed software development costs as incurred because the net realizable value was not assured.  These costs totaled $4,200 and $219,259 for the years ended December 31, 2007 and December 31, 2006, respectively.

Recent Accounting Policies

1)  In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its financial statements.

2)  In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement NO. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2007. Adoption of FIN 48 did not have a significant effect on the Company’s financial statements.

3)  In September 2006, SEC Staff Accounting Bulletin No. 108 (“SAB 108”) was issued to provide guidance on Quantifying Financial Statement Misstatements. SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB 108 allows registrants to record that effect as a cumulative-effect to beginning-of-year retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date. Adoption of SAB 108 did not have a significant effect on the Company’s financial statements.

4)  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

5)  In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company does not expect adoption of SFAS 141(R) to have a material effect on its financial statements.

6)  In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company does not expect SFAS 160 to have a material effect on its financial statements.

7)  In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company’s financial statements.

Results of Operations Annual Financial Information

Results of Operations Comparison of the year ended December 31, 2007 with the year ended December 31, 2006.

Sales – Total revenue for the year ended December 31, 2007 was $552,542 reflecting the Company’s acquisition of JMJ Technologies effective October 1, 2007. The Company and Aquamer ceased to be considered “development-stage companies” during fiscal year 2006 and had no revenues during such period.

Costs and Expenses - Total costs and operating expenses for the year ended December 31, 2007 were $7,273,214, compared to $1,599,890 in the year ended December 31, 2006.

Selling, general and administrative expenses in the year ended December 31, 2007 were $7,126,081, which consisted primarily of payroll and related employee expenses of $1,500,278, professional fees of $564,687 for legal and accounting services; $159,340 for commissions; and $49,965 for travel, meals and entertainment.  Much of the cost for legal and accounting expenditures was related to SEC, federal, and state filings and the expenditures involved in due diligence for the JMJ acquisition.  Other expenses for the period were research and development, $4,200; non-cash compensation charges, $335,735; non-cash consulting charges of $3,853,471, rent, $47,368; and depreciation and amortization $119,032.  Interest expense for the period was $39,757.

Selling, general and administrative expenses in the year ending December 31, 2006 were $1,380,631 which consisted primarily of payroll and related employee expenses of $686,768; $72,441 for legal and accounting services; $127,151 for commissions; and $42,841 for travel, meals and entertainment.  Other expenses for the period are research and development $219,259; and depreciation, $16,965.

Net Loss - Net loss before taxes, for the year ended December 31, 2007 was ($27,248,117).  Net loss before taxes, for the year ended December 31, 2006 was ($1,639,174). The net change of approximately ($25,608,943) resulted primarily from the embedded derivatives of approximately $20,675,000 attached to the 5% senior subordinated debentures and warrants and from higher payroll and related employee expenses.

WiFiMed has not reduced its net loss, for the year ended December 31, 2007 or for the year ended December 31, 2006, by any tax benefit, and consequently, for both periods, its net loss was the same before and after taxes.

Net Loss per Share - For the years ended December 31, 2007 and December 31, 2006, net loss was ($1.12) and ($0.21) per share, respectively.  Per share losses for the year ended December 31, 2007 and December 31, 2006 period were based on 24,356,818 and 7,518,373 weighted average shares, respectively.

Liquidity and Capital Resources

As of December 31, 2007, WiFiMed's cash balance was $1,111,218, as compared to $0 on December 31, 2006.  At December 31, 2007 WiFiMed had an accumulated deficit of approximately $31.4 million and working capital deficit of approximately $800,000.  As disclosed below, WiFiMed requires additional working capital in order to develop its business operations.

As of December 31, 2007, WiFiMed liabilities totaled approximately $23.0 million, which consisted of derivative liabilities of $20,674,693; accounts payable of $629,174; accrued expenses of $317,447; loans and notes payable of $480,105 deferred and unearned revenue of $764,044; capital lease obligations of $18,488; and $74,900 in 5% senior convertible debt.

As of December 31, 2006, total liabilities were approximately $1,289,809, which consisted of accounts payable of $400,089; deferred and unearned revenue of $444,635; loans and notes payable of $185,281 and accrued expenses of $259,804.

On November 30, 2007 (the "Closing Date"), WiFiMed Holdings Company, Inc., a Nevada corporation, (the "Company"), entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") to purchase units consisting of 5% Senior Convertible Debentures (the "Debentures") in the aggregate principal amount of $2,250,000, at an original issue discount of 10% or $2,025,000 aggregate purchase price, and warrants to purchase the number of shares of common stock issuable upon conversion of the Debentures (the “Warrants”) which, together with accrued but unpaid interest and any other amounts due thereon, are due and payable on May 31, 2010, with the following three institutional investors: Enable Growth Partners LP, Pierce Diversified Strategy Master Fund LLC, ena and Enable Opportunity Partners LP (collectively, the "Purchasers") upon which date the transactions contemplated thereunder were consummated (the "Financing").  After commissions and fees in connection with the offering, the Company received a net amount of $1,755,000 for working capital purposes.

As of December 31, 2006, our cash balance was $0.

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

As of August 24, 2007, WiFiMed, Inc., a subsidiary of the Company, entered into two promissory notes for $50,000 and warrants to purchase 10,000 shares of WiFiMed, Inc. (loaned at a rate of $0.75 per share) each having a term of three years, with Maria K. Spencer and the Shocker 200 Index LP. The notes provide for the payment of interest at 15% per annum and compounded on the basis of 120 days and actual days elapsed, and are convertible into common stock of WiFiMed, Inc. at a conversion price of $1.00 per share, subject to customary anti-dilution adjustments.

There are a number of factors beyond the Company’s control that may make any future financings uncertain.  There is no assurance WiFiMed will be able to sell its securities or borrow funds to pursue its business objectives.  WiFiMed will require the infusion of capital to sustain planned growth and failure to raise enough capital to continue operations may force the Company to curtail or case the operations.

Liquidity and Ability to Continue as a Going Concern and Plan of Operation

The Company's consolidated financial statements, which are included in this report have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The Company’s liquidity has been adversely affected by losses of more than $31.4 million since operations of WiFiMed, Inc. began in November 2002, which raises substantial doubt about the Company’s ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  The Company's management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing its research and development efforts.  There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

WiFiMed requires at least $3 million of working capital in order to pursue its business plan over the next twelve months.  Such funds shall be used for continued research and development; sales and marketing; and general working capital purposes.

Capital Expenditures

During the years ended December 31, 2007 and December 31, 2006, WiFiMed purchased $93,477 and $13,190, respectively, of capital equipment, largely computer equipment, software and demonstration units.

Research and Development

The Company spent $4,200 and $219,259 on research and development activities for the years ended December 31, 2007 and 2006, respectively. These activities were focused on developing and refining our proprietary technology.

Business Consulting Agreement

On August 29, 2007, the Company entered into a Business Consulting Agreement with Archer Capital, Inc. (“Archer Capital”) for the purpose of obtaining specialized business advisory services with respect to the Company’s business plan, corporate acquisitions, asset purchases, and other matters, provided that Archer Capital’s duties do not include raising capital for the Company.  In exchange for such consulting services, Archer Capital shall be receiving the following compensation: (i) 1,200,000 warrants of the Company exercisable at $0.20 per share with an expiration date of March 1, 2009; (ii) reimbursement of reasonable travel costs and expenses; and (iii) cash payments of (a) $20,000 in October 2007; (b) $15,000 in each of November 2007 and December 2007, and (c) $5,000 per month, for a period of 12 months, beginning in January 2008.

CyberMedx Asset Purchase and Employment Agreement

On February 29, 2008, the Company acquired substantially all of the assets of CyberMedx Medical Systems, LLC (“CyberMedx“) through its wholly-owned subsidiary CyberMedx Medical Systems, Inc. (“CMS, Inc.”) pursuant to the Asset Purchase Agreement, dated February 20, 2008 as disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2008. The purchased assets included software, licenses, trademark and other intellectual property rights, as well as contracts, accounts receivable, and CMS, Inc. only assumed certain liabilities in connection with contracts due to be performed after closing, in addition to compensation to Mr. Barnett and the business agents (as further described below). As consideration for entering into the Asset Purchase Agreement and consummating the transactions contemplated therein, the Company issued 900,000 restricted shares of common stock, par value $.0001 per share (the “Acquisition Shares”) to unit holders of CyberMedx, and may issue up to an additional 900,000 as a post-closing adjustment as calculated in Section 3.5 of the Asset Purchase Agreement in the event the weighted average sales price (weighted for volume) of the Company’s common stock is below $1.00 per share on the OTCBB for the thirty consecutive business days preceding the 180th day following the Closing Date.

In connection with the Asset Purchase Agreement, Mr. Barnett entered into an employment agreement, effective as of March 1, 2008, whereby CMS, Inc. employed Barnett as its President and Acting Treasurer for a term of three (3) years (the “Employment Agreement”). The consideration for Employment Agreement consisted of salary, fixed bonuses, stock options, “earn out” cash bonuses of up to $1.35 million over three years, and common stock subject to partial or full forfeiture, depending upon the financial performance of CMS, Inc. The annual base salary for the first year is $120,000 and is $140,000 for the second year, with salary for the third year dependent upon the financial performance of CMS, Inc. Barnett received a “sign on” bonus of $32,000, payable in semi-monthly installments over the course of the first year of employment, as well as a first annual bonus of $48,000 and a second annual bonus of $56,000, with bonuses for the third year dependent on the performance of CMS, Inc., subject to a cap of 40% of Employee’s salary at such time. The Company awarded Barnett a total of one million stock options of the Company. In addition, Barnett was awarded a total of 3.6 million shares of Common Stock upon the commencement of his employment, which shares are subject to forfeiture following each of the three years of employment, depending upon to extent to which CMS, Inc. has met certain financial and product development goals, as further described therein. The same goals will be used to determine the “earn out” cash bonuses that Barnett may earn, up to a maximum of $1.35 million. The parties agreed to a Product Development Bonus, based on certain product development criteria to be negotiated by July 1, 2008, which if met, would entitle Barnett to a maximum annual amount of $45,000 for each of the three years of the contract term, based on the schedule provided therein.

In connection with the Asset Purchase Agreement and the Employment Agreement, Messrs. Stanley Hassan, James H. Roache, and Daniel L. Thomas acted as business agents for Barnett in connection with his prospective employment by CMS, Inc. and entered into Agent Acknowledgement and Agreements (the “Agent Agreements”). As consideration for services rendered by such business agents to CMS, LLC in its efforts to sell its assets, 100,000 shares of common stock of the Company, were issued in equal parts to Messrs. Hassan, Roache and Thomas, as well as issued an equal portion of 400,000 shares of common stock of the Company, which are subject to forfeiture following each of the three years of Barnett’s employment, depending upon to extent to which CMS, Inc. has met certain financial and product development goals. In addition, the Company expects to pay each such business agent 1/27th of the gross cash “earn out” bonuses earned by Barnett; namely, the “Product Development Bonus” and the “Earn Out Cash Bonus” in Sections 2(e) and 2(f), respectively, of the Employment Agreement.

Also in connection with the Asset Purchase Agreement, MITSI and CMS, LLC entered into the Acknowledgement, Certification and Agreement which provided for an accounting of the intellectual property owned or otherwise controlled by CMS, LLC (the “Intellectual Property”) and the assignment to CMS, LLC and disclaimer of all right, title and interest that MITSI may have in the Intellectual Property (except with respect to MITSI’s Lynx product). MITSI is obligated to deliver, for transfer to CMS, Inc., all true and correct documentation in its possession or control regarding the Intellectual Property. MITSI also granted “reseller” status to CMS, LLC, which was deemed transferred to CMS, Inc. at closing, pursuant to which the Lynx product and components may be purchased and resold under the product name “Wave Lynx.”

CMS, Inc. specializes in providing wireless patient data collection, transmission and management devices and technologies for home care, alternate care and hospital markets. The wholly owned subsidiary of the Company issued one million shares in exchange for 100% of the outstanding stock of CyberMedx, with the transaction having a total equity consideration of $4 million dollars.

We have no off-balance sheet financing arrangements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements referred to in the index contained on page F-1 of this report following Part IV, Item 15, are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 30, 2007, WiFiMed Holdings Company, Inc., f/k/a Bellacasa Productions, Inc. (the "Company," "we" "us" "our") dismissed Michael F. Cronin, CPA as its principal independent registered public accounting firm.

Concurrent with the decision to dismiss Michael F. Cronin, CPA as our independent auditor, our Board of Directors elected to continue the existing relationship of our subsidiary WiFiMed, Inc. with Rotenberg & Co., LLP and appointed Rotenberg & Co., LLP as our independent registered public accounting firm.

Our Board of Directors approved the decision to change independent registered accounting firms.  During our two fiscal years ended December 31, 2005 and 2006, and in the subsequent interim period through April 30, 2007, we did not consult with Rotenberg & Co., LLP on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that Rotenberg & Co., LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

During our two fiscal years ended December 31, 2005 and 2006 and through the date of our dismissal of Michael F. Cronin, CPA (April 30, 2007), there were no disagreements with Michael F. Cronin, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Michael F. Cronin, CPA would have caused Michael F. Cronin, CPA to make reference to the disagreements in connection with his reports on our financial statements for such years.

The reports of Michael F. Cronin, CPA on our financial statements for the fiscal years ending December 31, 2005 and December 31, 2006 did contain a statement indicating substantial doubt about our ability to continue as a going concern because of our ongoing losses from operations.  The audit reports of Michael F. Cronin, CPA on our financial statements for the fiscal years ended December 31, 2005 and 2006 contain no other adverse opinion, disclaimer of opinion or modification as to  uncertainty, audit scope or accounting principles (as described in item 304(a)(1)(ii) of Regulation S-K).

We have provided Michael F. Cronin, CPA the foregoing disclosures and have requested that he furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not he agrees with such disclosures. We have received the requested letter from Michael F. Cronin, CPA wherein he has confirmed his agreement with our disclosures. A copy of the letter from Michael F. Cronin, CPA stating he agrees with such disclosures has been filed with the SEC is an exhibit to this registration statement.

ITEM 9A (T). CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company’s disclosure control and procedures were effective as of the end of the period covered by this report.

(b)	Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term in defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the aforementioned criteria, our management concluded in its assessment of internal control over financial reporting that our internal control procedures as of December 31, 2007 were effective, despite the existence of a significant deficiency as observed by our independent auditors in connection with the audit of our financial statements for the consolidated years ended December 31, 2007 and 2006, respectively, due to the fact that management was still working on finalizing the financial statements and 10-K in the few days preceding the extended filing deadline.  Our auditors also noted that, the Company’s financial statements including notes and Form 10-K should be completed in a more timely manner so that company management, the audit committee and external auditors have sufficient time to review them before the initial filing deadline. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Management believes the existence of the aforementioned significant deficiency was affected by the high amount of recent acquisition activity combined with the relatively short amount of time in which current management has been in place, and has concluded that our internal controls over financial reporting were operating effectively for a sufficient period of time to reduce to a less than the reasonable possibility that a material misstatement will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management’s report in this annual report.

(c)	Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the first quarter of 2008, the Company retained the services of a part-time CFO, whose position became effective as of the beginning of the second quarter of 2008. We anticipate that the addition of a part-time CFO, as well as the allowance of time with current management in place and the availability of consolidated financial information concerning the large number of recent acquisitions involving the Company, will remediate the significant deficiency noted above. We will continue to monitor the effectiveness of our internal controls and make any changes that our management deems appropriate.

(d)
We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table furnishes the information concerning the Company’s directors and executive officers as of the date of this prospectus.

Name	Age	Position
Gregory Vacca	58	President, CEO, Acting Treasurer, and Director

Marshall Sterman	76	Director

David Hubbard	52	Director

Richard Burtt	62	Director

Robert Coffill	51	Director

The term of office for each director is two years, or until his/her successor is elected and qualified at the Company’s annual meeting, with the exception of Mr. Gregory Vacca, whose term as a director lasts for the term of his Employment Agreement with the Company or for so long as Mr. Vacca remains President or CEO of either the Company or its subsidiary, EHRI. On October 15, 2007, as reported in the current report on Form 8-K, filed with the SEC on October 19, 2007, the Board of Directors accepted Mr. Jeffrey Simon’s resignation from his positions with the Company as President, CEO, and a member of the board of directors.

Identification of Certain Significant Employees.

Strategic matters and critical decisions are handled by the Company's directors and executive officers. Day-to-day management is delegated to Gregory Vacca, who is an employee of the Company in addition to his officer and director positions with the Company and his positions as President and CEO of EncounterPRO Healthcare Resources, Inc. (“EncounterPRO”), a wholly-owned subsidiary of the Company, pursuant to that certain Employment Agreement, dated October 15, 2007 (the “Employment Agreement”), and his recent appointment as CEO of WiFiMed, Inc. pursuant to board resolution, dated December 20, 2007; Frank Martin, COO of EncounterPRO; Kathleen St. John, who is general counsel of the Company in addition to her positions as Secretary of WiFiMed, Inc. and Secretary of EncounterPRO; and Kane St. John, the President and Acting CFO of WiFiMed, Inc., a wholly-owned subsidiary of the Company The St. Johns are husband and wife.

The following is a brief account of the business experience during the past five years of each of the Company's directors and executive officers, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

Gregory Vacca, President, CEO, Acting Treasurer, and Director.

On October 15, 2007, Gregory Vacca became the President, CEO, Acting Treasurer and Director of the Company and had been President and CEO of JMJ Technologies, Inc. (“JMJ”) from July 2006 to October 1, 2007, the date of our acquisition of JMJ. Gregory Vacca is also the CEO and President of EncounterPRO Healthcare Resources, Inc., and is the CEO of WiFiMed, Inc., replacing Kane St. John in that capacity pursuant to board resolution dated December 20, 2007. Prior to joining JMJ, from October, 2000 to June 2006, Mr. Vacca was the president of Vacca Insurance Services, a marketing consulting firm for financial institutions and insurance companies. He also was a co-founder in 2004 of the CoreLINK Group, a national marketing organization with a proprietary technological platform for the sale of investment and insurance products for financial institutions. From 1994 through 2003, Mr. Vacca was Senior Vice President/National Insurance and Business Banking Manager for Cal Fed Investments, a wholly-owned subsidiary of Cal Fed Bank, which was acquired by CitiBank. A hospital chaplain in both civilian and military life (Desert Storm veteran), Mr. Vacca developed expertise in long-term health care. He is a graduate of University of California-Irvine with a Bachelor's degree in Biological Sciences. He also received the Master of Divinity degree from the San Francisco Theological Seminary. He is presently a member of the Institutional Biosafety Committee of the University of California - Irvine.

Marshall Sterman, Chairman and Director.

Mr. Sterman previously served as the President, Chief Executive Officer, Chief Financial Officer ending on March 6, 2007 and continues to serve as Chairman of the Board of Directors of the Company and whose service began on August 25, 2006. Prior to the reverse merger between WiFiMed, Inc. and Bellacasa, Mr. Sterman served as President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors for Bellacasa. Following the reverse merger, Mr. Sterman served as Chairman of the Board of WiFiMed, Inc. Since 1986, Mr. Sterman also has been the President of The Mayflower Group, Ltd., a merchant banking firm. During his over 40 years of business experience, Mr. Sterman has assisted businesses in obtaining financing as a principal of a registered broker-dealer and as a merchant banker. Some of Mr. Sterman's other business positions, during such period, include (1) President of Allied First Class Partners, a company that owned Rebound, a Denver-based training and facilities company for incarcerated youth, which Mr. Sterman co-founded; (2) Director and founder of The Standish Care Company, one of the first assisted living facilities to be publicly traded in the United States; (3) Managing Director of The BankHouse, a Boston-based merchant bank which concentrated on the funding of start-up and early stage businesses; and (4) Director of KTI, which was a publicly traded waste-to-energy company and was acquired by Casella Waste Systems. Mr. Sterman previously served on the board of directors of Water Chef Inc., a publicly traded company that develops, markets, and supports water purification systems for onsite deployment and community sustenance and on the board of directors of Andover Medical, Inc., a publicly traded durable medical equipment distributor, as well as currently serves as the Chairman of the board for Medical Management Systems (MSMI).

Richard F. Burtt, Director.

Since June 2004 Mr. Burtt has served as the Chief Executive Officer of Nomir Medical Technologies, Inc., an early stage company founded to develop and commercialize a comprehensive optical solution to wound healing and microbial infections. Mr. Burtt has over 25 years of senior level experience in creating and building technology, life sciences, and software businesses. As Managing Director of Value Added Strategies, LLC, (VAS) since March 2001, Mr. Burtt has experience in mergers and acquisitions with operational, financial, and strategic expertise to early stage to middle market firms. Prior to creating VAS, Mr. Burtt founded and launched five businesses leading to their acquisitions. He developed expertise in mergers, acquisitions, and technology transfers as Executive Vice President at Medtronic, a medical technology company. Mr. Burtt holds a MS from University of Mass. (Lowell). He also has five years of IBM executive education. He has served 27 years of multiple Board of Directors memberships, and was awarded two U.S. patents.

Dave Hubbard, Director.

Mr. Hubbard is one of the founders of WiFiMed, Inc.  He has extensive experience in product development, creative marketing, multi-media marketing and public speaking.  He was an All American collegiate and National Football League player with the New Orleans Saints.  After a serious back injury, he developed and obtained a patent for a unique method of building strength without compressing the spine.  He has been featured many times on radio, television and on several infomercials including numerous appearances on QVC.  Mr. Hubbard has successfully produced, marketed and sold a portable voice-to-computer dictation system for physicians.  It was that venture that led to the future development of WiFiMed.  From 2000 through August 2002 he served as Chief Marketing Officer of Nexvoice, Inc.  Today, he serves as President and CEO of Fitex Solutions, LLC. Mr. Hubbard is a member of the National Football League Alumni Association.

Robert Coffill, Jr., Director.

Mr. Coffill, Jr. has been the Senior Vice President of Field Operations for Medical Solutions Management Inc. from April 2005 to present. Prior thereto, from July 2004 to April 2005, Mr. Coffill, Jr., served as sales manager in the New England region for Ortho Rehab, Inc., a $40 million manufacturer and distributor of continuous passive motion devices. From January 2000 to January 2002, Mr. Coffill, Jr. formed and served as the Chief Executive Officer of a construction staffing company in New York with sales of nearly $6 million. From 1978 to 2000, Mr. Coffill, Jr. has a career in education, serving as a principal and then a superintendent in five school districts located in urban, suburban and rural environments with school populations ranging from 900 to 3,200 students. Mr. Coffill, Jr. earned a B.S. from North Adams State College, a Masters in Education from Salem State College and a C.A.E.S. from the Boston College Advanced Executive School Management Program. Mr. Coffill serves on the Board of Directors of Andover Medical, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of our Common Stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during our fiscal year ended December 31, 2007, all Reporting Persons timely filed all such reports other than: (i) Marshall Sterman, our Chairman of the Board of Directors, who filed one late Form 4 in connection with an option granted under the 2006 Stock Option Plan; (ii) Gregory Vacca, our Chief Executive Officer, President and Director who filed a late Form 3 in connection with his being an officer of the Company and a late Form 4 in connection with an option to purchase 3,000,000 shares of common stock granted under the amended Employment Agreement, dated as of March 6, 2008, subject to vesting as follows: 500,000 shares on March 6, 2008, 500,000 shares on October 15, 2008, and 83,333 shares per month beginning on January 1, 2009; (iii) JMJ Technologies, Inc., a greater than 10% beneficial owner of the Company, which filed a late Form 3 in connection with its January 11, 2008 receipt of shares as consideration for a sale of assets in October 2007; (iv) Joy Terrace Capital, a greater than 10% beneficial owner of the Company, which failed to file Form 3 in connection with its receipt of shares on January 3, 2008; and (v) Barry Kramer, a greater than 10% beneficial owner of the Company, who failed to file Form 3 in connection with the receipt of shares on March 26, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The following table shows information concerning all compensation paid for services to the Company in all capacities during the years ended December 31, 2007 and December 31, 2006, or accrued within the current fiscal year as to the Chief Executive Officer, Chief Financial Officer, and each of the other three most highly compensated executive officers of the Company who served in such capacity at the end of the last two fiscal years (the “Named Executive Officers”) whose total annual salary and bonus exceeded $100,000:

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(11)	Option Award (s) ($)(11)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gregory Vacca, CEO and President (1)	2007	$29,167(2)	$-0-(3)	$-0-	$0(4)	$-0-	$-0-	$4,375(5)	$33,542
	2006	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Jeffrey Simon (6) Former CEO	2007	$130,208(7)	$-0-	$-0-	$0(8)	$-0-	$-0-	$-0-	$130,208
	2006	$57,875	$-0-	$-0-	$65,474(8)	$-0-	$-0-	$-0-	$123,349
Marshall Sterman (9) Former CEO and CFO	2007	$-0-	$-0-	$-0-	$0(10)	$-0-	$-0-	$-0-	$0
	2006	$-0-	$-0-	$-0-	$32,737(10)	$-0-	$-0-	$-0-	$32,737

(1)	Serves as executive officer from October 15, 2007 through present.

(2)
Mr. Vacca is compensated at an annual salary of $140,000 for 2007 under the Employment Agreement, dated as of October 15, 2007, between Gregory Vacca and the Company, which increases to $160,000 in 2008 through October 14, 2010. Actual salary received by Mr. Vacca in 2007 was $18,750.

(3)	Mr. Vacca is not eligible for an annual bonus until January 31, 2008 under the terms of the Employment Agreement.

(4)
Pursuant to an amendment to the Employment Agreement dated March 6, 2008, Mr. Vacca was granted 3,000,000 options on March 6, 2008, to purchase common stock of the Company under the Company’s 2008 Stock Incentive Plan, at an exercise price of $0.58 per share. On the grant date, 500,000 shares vested immediately. The remaining 2,500,000 incentive stock options, will vest as follows: 500,000 incentive stock options on the first anniversary of Mr. Vacca’s employment (October 15, 2008), and 2,000,000 incentive stock options on a monthly basis from January 1, 2009, thereafter at 1/24th of the options, or 83,333 per month.

(5)
Pursuant to the Employment Agreement, Mr. Vacca was awarded fringe benefits which included reimbursements in the following amounts: (i) $750 per month for his cost of housing in the metropolitan Atlanta area for the convenience of the Company; and (ii) two (2) monthly trips to and from Atlanta and Orange County California in the amount of $500 per round trip. Mr. Vacca’s fringe benefits for fiscal year 2007 are calculated and pro-rated for the remainder of the fiscal year based on the effective date the employment began, as of October 15, 2007. Mr. Vacca is entitled to participate on the same basis as the other officers and employees of the Company in the Company’s standard benefits package, including 401(k), group health, disability and life insurance programs, and other fringe benefits. The Company will insure that Mr. Vacca has directors and officers liability insurance in an amount that is sufficient and customary for enterprises like those of the Company.

(6)	Served as an executive officer from March 6, 2007 through October 15, 2007.

(7)	This sum includes $49,500 paid to Mr. Simon in 2008.

(8)
Options to purchase 400,000 shares of WiFiMed, Inc. stock at $1.00 per share were granted June 6, 2006 under the 2006 Stock Incentive Plan. On March 6, 2007, the shares underlying these options were converted into 870,417 shares of common stock of WiFiMed Holdings Company, Inc. at an exercise price of $0.46 per share. In 2007, 435,208 shares vested and 435,209 shares remained unvested. These options expired upon 90 days from the date of Mr. Simon’s termination, which occurred on or about October 15, 2007. The dollar value is based on the fair value on the date of grant of $1.00 per share, calculated in accordance with FAS 123(R).

(9)	Served as an executive officer from August 25, 2006 through March 6, 2007.

(10)
For services rendered in 2006, Mr. Sterman received 200,000 warrants to purchase stock in WiFiMed, Inc. at a price of $1.00 per share. On March 6, 2007, the shares underlying these options were converted into 435,208 shares of WiFiMed Holdings Company, Inc. with a strike price of $0.46 per share. The dollar value is based on the fair value on the date of grant of $1.00 per share, calculated in accordance with FAS 123(R).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Share or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jeffrey Simon		870,417(1)		$0.46	3/6/2017
		400,000(1)		$1.00	6/6/2016
Marshall Sterman		435,208(2)		$0.46	3/6/2017
		200,000(2)		$1.00	6/15/2016

(1)	The 870,417 options resulted from a conversion of the earlier-issued 400,000 options. Options expire within 90 days of the date of Mr. Simon’s termination, which occurred on or about October 15, 2007.

(2)	The 435,208 options resulted from a conversion of the earlier-issued 200,000 options.

DIRECTOR COMPENSATION

The following table presents information regarding the compensation of our directors during the fiscal year-ended December 31, 2007, except for Gregory Vacca, our Chief Executive Officer, whose compensation is described in the previous tables:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total
MARSHALL STERMAN,	$15,000(1)	$0	$0(2)	$0	$0	(5)	$15,000
CHAIRMAN
DAVID	$9,125(3)	$0	$0(4)	$0	$0	(5)	$9,125
HUBBARD
RICHARD	$15,000(1)	$0	$0(6)	$0	$0	(5)	$15,000
BURTT
ROBERT	$15,000(1)	$0	$0(7)	$0	$0	(5)	$15,000
COFFILL

(1) Each non-employee member of the board of directors is paid $15,000 per annum on a quarterly basis, as well as $500 per meeting, with the Chairman of the board receiving an additional $2,500 per annum, and $1,000 per meeting (“Board Compensation”). The Board agreed to reduce its fees in 2007 to $15,000 and to accept payment over time.
(2) Mr. Sterman’s option awards for services rendered in 2006 are included in the Summary Compensation Table.
(3) Compensation of approximately $9,125 paid as wages for his services as an employee of the Company.
(4) For services rendered in 2006, Mr. Hubbard was granted option to purchase 75,000 shares of WiFiMed, Inc. at an exercise price of $1.00 per share pursuant to the 2006 Stock Incentive Plan. On March 6, 2007, the shares underlying these options were converted to 163,204 shares of common stock of WiFiMed Holdings Company, Inc., exercisable at $0.46 per share resulting in a dollar value of $12,276 based on the fair value on the date of grant of $1.00 per share, calculated in accordance with FAS 123(R).

(5) All board members shall be reimbursed for reasonable expenses incurred in attending meetings in accordance with the Company written travel and expense policy.
(6) For services rendered in 2006, Mr. Burtt (through his business Value Added Strategies, LLC) was granted warrants to purchase 175,000 shares of WiFiMed, Inc. at an exercise price of $1.00 per share pursuant to the 2006 Stock Incentive Plan. On March 6, 2007, the shares underlying these options were converted to 380,808 shares of common stock of WiFiMed Holdings Company, Inc., exercisable at $0.46 per share resulting in a dollar value of $28,645 based on the fair value on the date of grant of $0.46 per share, calculated in accordance with FAS 123(R).
(7) For services rendered in 2006, Mr. Coffill was granted warrants to purchase 100,000 shares of WiFiMed, Inc. at an exercise price of $1.00 per share pursuant to the 2006 Stock Incentive Plan. On March 6, 2007, the shares underlying these options were converted to 217,604 shares of common stock of WiFiMed Holdings Company, Inc., exercisable at $0.46 per share resulting in a dollar value of $16,369 based on the fair value on the date of grant of $1.00 per share, calculated in accordance with FAS 123(R).

* All calculations in the stock awards and option awards columns in the above tables are based on the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.

Employment Agreement

On or about October 15, 2007, the Company entered into an employment agreement with Gregory Vacca for Mr. Vacca to serve as the Company’s President, Chief Executive Officer (“CEO”) and acting Treasurer. Pursuant to his employment agreement Mr. Vacca receives an annual base salary of $140,000, which increased to $160,000 on January 1, 2008, through October 15, 2010. Mr. Vacca is eligible for an annual bonus of up to 40% of his base salary based upon the achievement of corporate objectives relating to the Company’s performance as determined by the Board. The term of the agreement is for three years commencing October 15, 2007, and will automatically renew for additional one year terms upon approval by the Board, subject to earlier termination provided therein. The Company may terminate the agreement for just Cause (as defined) upon ten (10) days’ prior written notice. Pursuant to a March 6, 2008 amendment to the Employment Agreement, Mr. Vacca was awarded stock options on March 6, 2008, under the 2008 Company Stock Option Plan to purchase 500,000 shares of common stock at $0.58 per share, which vested immediately, and incentive stock options to purchase 2,500,000 shares vesting in the amount of 500,000 on October 15, 2008, and the remaining 2,000,000 options shall vest on the 1st day of each month, beginning on January 1, 2009, in the amount of 83,333 per month.

Mr. Vacca will participate in the Company’s benefit programs and shall also be provided with reimbursements for housing in the Atlanta, Georgia metropolitan area in the amount of $750 per month and travel costs back and forth between Atlanta and Orange County California for two (2) trips each month in the amount of $500 per round trip.

2006 Stock Incentive Plan

On September 14, 2006, our board of directors and a majority of the shareholders of the Company adopted the “2006 Stock Incentive Plan” (the “Plan”). The Plan authorizes the granting of options to purchase up to 7,500,000 shares of common stock and that the maximum number of shares of common stock subject to awards of any combination that may be granted under the Plan during any fiscal year to any one individual is limited to 1,000,000. The plan is administered by the Board of Directors or a committee thereof. The board's responsibility includes the selection of option recipients, as well as, the type of option granted and the number of shares covered by the option and the exercise price.

Plan options may either qualify as non-qualified options or incentive stock options under Section 422 of the Internal Revenue Code. Any stock options granted under the plan must provide for an exercise price of at least 100% of the fair market value on the date of such grant and a maximum term of 10 years. If the employee owns more than 10% of our stock, the exercise price of any incentive option granted must be at least 110% of fair market value and must be exercised within five years after the grant.

All of our officers, directors, key employees and consultants will be eligible to receive non-qualified options under the plan. Only officers, directors and employees who are formally employed by the Company are eligible to receive incentive options.

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

2008 Stock Incentive Plan

On February 11, 2008, our board of directors approved the “2008 Stock Incentive Plan” (the “2008 Plan”), subject to the approval of the shareholders within twelve months of the Board’s approval. The 2008 Plan authorizes the granting of options to purchase up to 10,000,000 shares of common stock and that the maximum number of shares of common stock subject to awards of any combination that may be granted under the 2008 Plan during any fiscal year to any one individual is limited to 1,000,000. The 2008 Plan is administered by the Board of Directors or a committee thereof. The board's responsibility includes the selection of option recipients, as well as the type of option granted and the number of shares covered by the option and the exercise price.

2008 Plan options may be either qualified or non-qualified options or incentive stock options under Section 422 of the Internal Revenue Code. Any stock options granted under the 2008 Plan must provide for an exercise price of at least 100% of the fair market value on the date of such grant and a maximum term of 10 years. If the employee owns more than 10% of our stock, the exercise price of any incentive option granted must be at least 110% of fair market value and must be exercised within five years after the grant.

All of our officers, directors, key employees and consultants will be eligible to receive non-qualified options under the 2008 Plan. Only officers, directors and employees who are formally employed by the Company are eligible to receive incentive options.

All incentive options are non-assignable and non-transferable, except by will or by the laws of descent and distribution. If an optionee's employment is terminated for any reason other than death, disability or termination for cause, the stock option will lapse on the earlier of the expiration date or three months following the date of termination. If the optionee dies during the term of employment, the stock option will lapse on the earlier of the expiration date of the option or the date one-year following the date of death. If the optionee is permanently and totally disabled, the 2008 Plan option will lapse on the earlier of the expiration date of the option or one year following the date of such disability.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Section 13(d) of the Exchange Act requires persons or groups who own more than 5% of a registered class of the Company's equity securities, to file Schedules of ownership and changes in ownership of Company equity securities with the SEC. Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such person and includes any securities that such person has the right to acquire within sixty days pursuant to options, warrants, conversion, privileges or other rights.

Based upon such reports as of April 16, 2008, management knows of no other persons other than those identified below who were beneficial owners of more than five percent of the outstanding Shares of Common Stock. The following sets forth information with respect to ownership by holders of more than five percent (5%) of its common stock known by the Company based upon 42,293,887 shares outstanding at April 10, 2008.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Interest		Percent of Class

Common Stock	Gregory Vacca (1)	500,000	(2)	1.17%

Common Stock	Marshall Sterman (1)	627,145	(3)	1.47%

Common Stock	Robert Coffill (1)	217,605	(4)	*

Common Stock	Richard Burtt (1)	603,983	(5)	1.42%

Common Stock	Dave Hubbard (1)	1,229,867	(6)	2.89%

Common Stock	Jeffrey Simon (7)	2,891,129	(8)	6.90%

Common Stock	George Hart (9)	3,195,390	(10)	7.55%

Common Stock	JMJ Technologies, Inc. (1)	6,462,067	(11)	15.28%

Common Stock	Joy Terrace Capital (12)	5,000,000	(13)	11.82%

Common Stock	Barry Kramer(14)	4,637,651	(15)	10.33%

Common Stock	Robert Plumb(16)	3,293,336	(17)	7.53%

Common Stock	Jonathan Payne(18)	2,411,981	(19)	5.55%

Total for Officers and Directors as a group (5 persons)		3,178,600	(2) (3) (4) (5) (6)	7.23%

* Equals less than 1 percent.

(1)	Except as otherwise noted each person’s business address is c/o the Company, 2000 RiverEdge Pkwy, Ste. GL 100A, Atlanta, Georgia 30328.
(2)
Voting and disposition control resides with Gregory Vacca. These are options to purchase 500,000 shares at $0.58 per share, which are currently exercisable. Mr. Vacca also has been granted incentive stock options to purchase 2,500,000 shares at $0.58 per share, of which 500,000 shares vest upon the one year anniversary of Gregory Vacca’s employment agreement, and 2,000,000 of which vest on a monthly basis from January 1, 2009 thereafter at 83,333 shares per month.

(3)
Person retains voting and disposition control with respect to 627,145 shares, which includes options to purchase 435,208 shares of common stock exercisable at $0.46 per share. Does not include 32,000 shares owned by Mr. Sterman’s adult daughter, Jessica Weinstein; 32,000 shares owned by his daughter-in-law, Pajes Merriman; or 40,000 shares owned by Mr. Sterman’s wife, Dorothy Myerson Sterman, of which Mr. Sterman disclaims beneficial ownership. Also does not include 40,000 shares owned by the Mayflower Group LTD, of which Mr. Sterman is the President and the shares of which reporting person disclaims beneficial ownership.

(4)	Person retains voting and disposition control with respect to all of the shares underlying options to purchase 217,605 shares of common stock, both exercisable at $0.46 per share.
(5)
Person holds voting and disposition control indirectly with respect to 603,983 shares of common stock through Value Added Strategies, LLC, of which entity such person is the principal owner. This includes warrants to purchase 380,808 shares of common stock exercisable at $0.46 per share.

(6)
Person retains voting and disposition control with respect to the 1,318,071 shares of common stock, which includes 163,204 shares of common stock underlying options that are exercisable at $0.46 per share..

(7)	Person’s address is 3320 Keenland Road, Marietta, GA 30062.
(8)
Person retains voting and disposition control with respect to the 2,891,129 shares, which amount includes 2,853,016 shares and warrants to purchase 38,113 shares of common stock exercisable at $0.46 per share.

(9)	Person’s business address is 5620 Conway Dr. Marietta, GA 30068.
(10)	Person retains voting and disposition control with respect to all of the shares.
(11)
Voting and disposition control with respect to all of the shares is held by James D. Copenhaver, President, CEO and Chairman of the board of JMJ Technologies, Inc., which consists of 4,862,067 common shares and warrants to obtain 1,600,000 shares at $0.01 per share.

(12)	Person’s business address is c/o Mark Scardino, 1802 North Carson Boulevard, Carson City, NV 89706.
(13)	Voting and disposition control of the shares resides with Francis P. Magliochetti.
(14)	Person’s business address is 12428 Promontory Road, Los Angeles, CA 90049.
(15)
Person retains voting and disposition control with respect to all of the shares, which consist of 2,042,414 shares of common stock and warrants to purchase (i) 205,636 shares exercisable at $0.46 per share, (ii) 1,139,601 shares exercisable at $0.08775 per share; and (iii) 1,250,000 shares exercisable at $0.40 per share.

(16)	Person’s business address is 1524 Vassar Street, Houston, Texas 77006.
(17)
Person retains voting and disposition control with respect to all of the shares, which consist of 1,855,584 shares of common stock and warrants to purchase 104,449 shares exercisable at $0.46 per share and 1,333,333 shares at $0.075 per share.

(18)	Person's business address is 6141 Sherry Lane, Dallas, TX 75225-6302.
(19)
Person retains voting and disposition control with respect to all of the shares, which consist of 1,222,978 shares of common stock and warrants to purchase (i) 896,571 shares exercisable at $0.35 per share, (ii) 42,432 shares exercisable at $0.46 per share, and (iii) 250,000 shares exercisable at $1.40 per share.

We are not aware of any arrangements that could result in a change of control.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the information indicated with respect to our stock option plans as of December 31, 2007, under which our common stock is authorized for issuance compensation. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 174%; risk-free interest rate of between 4.40% and 4.00%; and an expected life of 10 years.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	2,038,711	$0.42	2,904,441
Equity compensation plans not approved by security holders	—	—	—-
Total	2,038,711	$0.42	2,904,441

(1) The 2006 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the purchase of substantially all of the assets of JMJ Technologies, Inc. (“JMJ”), the Company entered into that certain Transition Agreement, dated September 30, 2007, with JMJ (which currently owns greater than five (5%) percent of the issued and outstanding securities of the Company), whereby the Company guaranteed that EncounterPRO Healthcare Resources, Inc. (“EHRI”) would have sufficient resources to pay JMJ a minimum of $35,000 per month on a note, entered into on September 30, 2007, between EHRI and JMJ in the original principal amount of $475,000, which note is also secured by 500,000 shares of common stock of the Company. At December 31, 2007, the total balance outstanding including accrued interest was $324,540.

Other than as noted above, none of the directors, executive officers or any member of the immediate family of any director or executive officer is indebted to us. We have not and do not intend to enter into any additional transactions with our management or any nominees for such positions. We do not intend to enter into any additional transactions with our beneficial owners.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Auditors Fiscal Year ended December 31, 2007

Audit Fees: The aggregate fees, including expenses, billed by Rotenberg & Co. LLP, the Company's principal accountants for professional services rendered, for the audit of the Company's consolidated financial statements during the fiscal year ending December 31, 2007 and for the review of the Company's financial information included in its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2007 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2007 was $23,740.

Audit Related Fees: The aggregate fees, including expenses, billed by Rotenberg & Co. LLP for assurance and related services reasonably related to the performance of the Company's audit or review of the Company's financial statements were $0.

Tax Fees: The aggregate fees, including expenses, billed by Rotenberg & Co. LLP for tax compliance, tax advice and tax planning during year 2007 was $2,000.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by Rotenberg & Co. LLP during year 2007 was $0.

Fees to Auditors Fiscal Year ended December 31, 2006

Audit Fees: The aggregate fees, including expenses, billed by Michael F. Cronin, CPA, the Company's principal accountant for professional services rendered, for the audit of the Company's consolidated financial statements during the fiscal year ending December 31, 2006 and for the review of the Company's financial information included in its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2006 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2006 was $3,000.

Audit Related Fees: The aggregate fees, including expenses, billed by Michael F. Cronin, CPA for assurance and related services reasonably related to the performance of the Company's audit or review of the Company's financial statements were $0.

Tax Fees: The aggregate fees, including expenses, billed by Michael F. Cronin, CPA for tax compliance, tax advice and tax planning during year 2006 was $2,000.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by Michael F. Cronin, CPA during year 2006 was $0.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

On or about December 28, 2007, the Company created an Audit Committee, and adopted an audit committee charter filed herewith as Exhibit 99.1. Accordingly, the duties and responsibilities of the Audit Committee are to recommend the selection of an independent auditor to be approved by the Board of Directors, to review the amount of non-audit services provided in the prior year and require the selected auditor to confirm its independence from management consistent with Public Company Accounting Oversight Board policies, to consult with the independent auditor regarding the scope of the audit plan and review its effectiveness, review the accompanying management representation letter and other statements to be included in the Annual Report to stockholders, consult with the independent auditor regarding the adequacy of internal controls, evaluate the financial and accounting functions of the Company, including personnel, systems controls, and overall organization, as well as to act in an advisory role to management and in a direct role with regard to the audit and reporting functions of the external auditors, among other duties and responsibilities more fully described in the Audit Committee Charter.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

The audited financial statements of WiFiMed Holdings Company, Inc. for the two years ended December 31, 2007 and December 31, 2006. See the “Index to Audited Financial Statements” beginning on page F-1.

(b)	Exhibits

See “Index to Exhibits” beginning on page 52.

WIFIMED HOLDINGS COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WiFiMed Holdings, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of WiFiMed Holdings Company, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2007. WiFiMed Holding Company, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WiFiMed Holdings Company, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
April 14, 2008

WIFIMED HOLDINGS COMPANY, INC.
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
ASSETS

CURRENT ASSETS:
Cash	1,111,218	-
Accounts receivable	269,450	360,237
Prepaid expenses	10,287	24,838
Other current assets	0	37,730
Total current assets	1,390,955	422,805

PROPERTY AND EQUIPMENT:
Cost	168,914	75,437
Less accumulated depreciation	(80,852)	(36,820)
	88,062	38,617

OTHER ASSETS:
Advances to related party	111,775	0
Intangible assets, net of accumulated amortization	997,500	0
Goodwill	5,035,430	0

TOTAL ASSETS	7,623,722	461,422

The accompanying notes are an integral part of these financial statements.

WIFIMED HOLDINGS COMPANY, INC.
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Accounts payable	629,174	400,089
Accrued expenses	317,447	259,804
Loans payable	480,105	185,281
Current portion of captal lease obligation	7,599	0
Unearned revenue	764,044	444,635
Total current liabilities	2,198,369	1,289,809

Long-term portion of capital lease obligation	10,889	0
Derivative liability-warrants	10,546,833	0
Derivative liability-conversion	10,127,860	0
5% Senior convertible debt	74,900	0
Total liabilities	22,958,851	1,289,809

STOCKHOLDERS DEFICIT:
Series A preferred stock, par value $0.01	0	29,410
3,000,000 shares authorized
0 and 2,940,994 shares outstanding at 12/31/07 and 12/31/06, respectively
Series B preferred stock, par value $0.01	0	9,509
1,785,485 shares authorized
0 and 950,823 shares outstanding at 12/31/07 and 12/31/06, respectively
Common Stock	3,629	39,495
75,000,000 shares authorized
36,279,277 and 3,949,446 shares outstanding at 12/31/07 and 12/31/06, respectively
Additional paid in capital	17,064,666	3,248,506
Deficit	(31,403,424)	(4,155,307)
	(14,335,129)	(828,387)
Less:
Subscriptions receivable	(1,000,000)	0
	(15,335,129)	(828,387)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	7,623,722	461,422

The accompanying notes are an integral part of these financial statements.

WIFIMED HOLDINGS COMPANY, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006

NET REVENUE	552,542	0

COSTS AND OPERATING EXPENSES:
Cost of revenue	142,933	0
Research and development	4,200	219,259
Selling, general and administrative	7,126,081	1,380,631
Total costs and operating expenses	7,273,214	1,599,890

LOSS FROM OPERATIONS	(6,720,672)	(1,599,890)

OTHER INCOME (EXPENSE):
Interest, net	(39,957)	(39,284)
Gain on settlement of liabilities	204,014	-
Loss on disposal of assets	(16,810)	0
Derivative valuation	(20,674,693)	0
Total other income (expense)	(20,527,445)	(39,284)

LOSS BEFORE INCOME TAXES	(27,248,117)	(1,639,174)

INCOME TAXES	0	0

NET LOSS	(27,248,117)	(1,639,174)

Basic and diluted loss per share	($1.12)	($0.21)

Weighted average number of shares outstanding	24,356,818	7,518,373

The accompanying notes are an integral part of these financial statements.

WiFiMed Holdings Company, Inc.
Consolidated Statements of Changes in Stockholders' Deficiency

			Stockholders' Deficiency
			Common Stock
	Series "A" and "B" Preferred Stock			Common	Additional Paid-	Subscriptions	Accumulated
	Shares	Amount	Shares	Stock Amount	In Capital	Receivable	Deficit	Total
Balance at December 31, 2005	3,483,661	$1,538,470	6,424,761	$642	$196,023	$0	$(2,516,133)	$(780,998)
Preferred Series "A" issued upon conversion of debt	296,078	121,991						121,991
Preferred Series "B" issued upon conversion of debt	112,078	102,824						102,824
Common stock issued upon conversion of debt			515,604	53	236,893			236,946
Shares issued for cash			1,653,790	165	759,835			760,000
Write off unpaid compensation					315,000			315,000
Fair value of options and warrants issued for services					55,024			55,024
Net Loss							(1,639,174)	(1,639,174)
Balance at December 31, 2006	3,891,817	1,763,285	8,594,155	860	1,562,775	0	(4,155,307)	(828,387)
Conversion of preferred to common	(3,891,817)	$(1,763,285)	8,468,749	847	1,762,438			0
Effect of Recapitalization			3,947,972	395	(65,395)			(65,000)
Shares issued for cash			1,211,829	121	846,879			847,000
Stock issued for services			5,575,000	558	4,459,443	(1,000,000)		3,460,000
Common stock issued upon conversion of debt			3,619,505	362	613,438			613,800
Fair value of options issued for services, net of unvested forfeitures					0			0
Compensation expense recognized in 2007					335,735			335,735
Impact of beneficial conversion feature					893,278			893,278
Warrants issued as loan inducement					861,722			861,722
Fair value of other warrants issued					500,000			500,000
Fair Value Shares and warrants issued to acquire assets of JMJ			4,862,067	486	5,294,354			5,294,840
Net Loss							(27,248,117)	(27,248,117)
Balance at December 31, 2007	0	$0	36,279,277	$3,629	$17,064,666	$(1,000,000)	$(31,403,424)	$(15,335,129)

The accompanying notes are an integral part of these financial statements.

WIFIMED HOLDINGS COMPANY, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	(27,248,117)	(1,639,174)
Adjustments to net loss:
Depreciation and amortization	96,532	16,965
Deferred compensation		55,024
Derivative valuation	20,674,693
Amortization of debt discount	75,000
Deferred compensation-stock options and warrants	335,735
Shares issued for services	3,460,000
Other	39,622	1,600
Changes in current assets and current liabilities
Accounts receivable	90,787	(254,600)
Prepaid expenses	14,551	-
Other current assets	37,730	(6,381)
Accounts payable	229,085	207,584
Accrued expenses	57,643	181,866
Unearned revenue	319,409	317,600
Net cash used in operating activities	(1,817,330)	(1,119,516)

Cash flows from investing activities:
Purchase of equipment	(93,477)	(13,190)
Advances to related party	(111,775)	-
Net cash used in investing activities	(205,252)	(13,190)

Cash flows from financing activities:
Net proceeds from loans payable	511,800	358,888
Net proceeds from issuance of stock	847,000	760,000
Net proceeds from5% subordinated debentures	1,775,000
Total cash flows from financing activities	3,133,800	1,118,888

Increase (decrease) in cash	1,111,218	(13,818)

Cash at beginning of year	-	13,818

Cash at end of year	1,111,218	-

Supplemental disclosures:
Interest paid	53,998	759
Taxes paid	1,089	-

Non-cash investing and financing activities:
Conversion of loans and notes to stock	613,800	424,580
Forgiveness of officers compensation		315,000
Shares and warrants issued to acquire JMJ assets	5,294,840
Fair value of warrants issued	500,000
Warrants issued as loan inducement	861,722
Beneficial conversion	893,278

The accompanying notes are an integral part of these financial statements.

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business — WiFiMed Holdings Company, Inc. (the “Company”), through its two wholly-owned subsidiaries as of December 31, 2007, WiFiMed, Inc. and EncounterPRO Healthcare Resources, Inc. (“EncounterPRO”), develops and sells electronic health record software, as well as associated services and computer hardware to medical practices. Effective October 1, 2007, the Company acquired substantially all of the assets of JMJ Technologies, Inc., which assets were acquired by the new subsidiary formed for that purpose, EncounterPRO. Effective February 29, 2008, the newly-formed, wholly-owned subsidiary Cybermedx Medical Systems, Inc. acquired substantially all of the assets of Cybermedx Medical Systems, LLC (“CMS, LLC”). That acquisition did not reach the financial thresholds necessary to require disclosure of the historical financial statements and pro-formas of CMS, LLC pursuant to Article 8 of Regulation S-X. Accordingly, the financial statements represent the consolidation of the financial statements of the Company’s two wholly-owned subsidiaries as of December 31, 2007.

Basis of Presentation:

On March 6, 2007, we acquired all the stock of WiFiMed, Inc. (WiFi). For financial reporting purposes, WiFi was treated as the acquiring company and the transaction accounted for as a recapitalization. At the date of recapitalization, March 6, 2007, Bellacasa was a public shell company, defined as an inactive, publicly-quoted company with nominal assets and liabilities. On March 7, 2006 pursuant to a stock exchange agreement and share exchange between the Company and the shareholders of WiFi, we purchased all of the outstanding shares of WiFi through the issuance of 21,337,238 shares of our stock directly to the WiFi shareholders. The Company was the legal acquirer in the combination. WiFi had substantially more assets. The financial statements contained herein are those of WiFi carried forward at historical cost. The consolidated statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2007 and 2006 are those of WiFi.

The deemed acquisition of Bellacasa was valued at the fair value of Bellacasa’s assets at the date of the acquisition. Bellacasa was a dormant shell with no assets.

Principles of Consolidation: The 2007 financial statements include the accounts of Bellacasa, Inc. (from March 6th, 2007) and its wholly-owned subsidiaries WiFiMed, Inc and EncounterPRO Healthcare Resources, Inc. All significant inter-company balances and transactions have been eliminated.

Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and cash equivalents — The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The fair value of the Company’s cash and cash equivalents approximates carrying value, which, due to the relatively short maturities and variable interest rates of the instruments, approximates current market rates.

Accounts receivable and allowance for doubtful accounts — The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $43,117 at both December 31, 2007 and 2006. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

Concentrations of credit risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of investments and accounts receivable. The Company places its cash and investments with quality financial institutions and, by policy, limits the amount of investment exposure to any one financial institution. The Company has not experienced any losses to date on its invested cash and investments.

The Company maintains cash deposits with major banks, which may from time to time exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Prepaid Expenses—Prepaid expenses consist of cash outlays made by the Company for economic benefits to be realized in future periods. These benefits typically include the unutilized portions of current business insurances and maintenance contracts on Company-owned equipment. Prepaid expenses are generally expensed on a straight-line basis over the corresponding life of the underlying asset, with the exception of prepaid commissions, which are expensed at the time the revenue that gave rise to the commission is recognized.

Research and Development- WiFiMed spent approximately $219,259 on research and development activities for the year ended December 31, 2006, and $4,200 for the year ended December 31, 2007. These activities were focused on developing and refining our proprietary technology.

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and equipment is recorded at cost and depreciated on a straight-line basis using the following useful lives:

Computers	3-5 years
Furniture and fixtures	5-10 years
Leasehold improvements	Term of lease or useful life

All maintenance and repair costs are charged to operations as incurred. The cost and accumulated depreciation for property and equipment sold, retired, or otherwise disposed of are removed from the accounts, and the resulting gains or losses are reflected in earnings.

Long-lived assets — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded in 2007 or 2006.

Software development costs —The Company accounts for its software development costs that will sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards Board (“FASB”) 86 “accounting for the cost of computer software, leased or otherwise marketed.” Accordingly, development costs are capitalized once technological feasibility has been established and continues until the product is available for general market release. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. During 2007 and 2006, the Company expensed software development costs as incurred because the net realizable value was not assured. These costs totaled $4,200 and $219,259 at December 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments — Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2007 and 2006, the carrying value of certain financial instruments (accounts receivable, accounts payable and current portion of capital lease obligations) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition — The Company's revenue consists of revenues from the licensing of software to end user customers; fees for services rendered to include installation, training, implementation, and customer maintenance contracts; and fees for the resale of certain computer equipment.

The Company recognizes software license revenue under Statement of Position No 97-2 "Software Revenue Recognition" as amended by Statement of Position No. 98-9, "Software Revenue Recognition With Respect to Certain Transactions", Emerging Issues Task Force 00-2 1, "Revenue Arrangements with Multiple Deliverables", and related interpretations.

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

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)

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

Income taxes are provided on the income earned in the financial statements. In accordance with SFAS 109, “Accounting for Income Taxes,” the Company applies the liability method of accounting for income taxes, under which deferred income taxes are provided to reflect the impact of “temporary differences” between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not, that such assets will be realized.

Net income (or loss) per common share (“EPS”) is computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (loss) by weighted average shares outstanding. Diluted EPS includes the dilutive effect of stock options and warrants issued. There were no dilutive effects of stock options or warrants in 2007 or 2006, as the effect would have been anti-dilutive, due to the net loss incurred for those years.

Stock-Based Compensation — The Company’s primary type of share-based compensation consists of stock options. The Company used the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Common Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Common Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Common Stock (continued)

Under EITF Issue No. 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

Equity

•	Contracts that require physical settlement or net-share settlement; and

•
Contracts that give the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

Assets or Liabilities

•	Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the company); and

•	Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The recorded value of the liability for such derivatives can fluctuate significantly based on fluctuations in the market value of the underlying common stock of the issuer of the derivative instruments, as well as in the volatility of the stock price during the term used for observation and the remaining term. To date, the Company has never been required to classify issued warrants as derivative liabilities.

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Warrant Derivative Liabilities: We account for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

Registration Rights: We have issued financial instruments that are convertible into or exchangeable for our common stock. In some cases, in conjunction with the issuance of these financial instruments, we issued rights that under certain circumstances provide that we will register the underlying common stock shares with the Securities and Exchange Commission (“SEC”) so that such common stock shares may be resold by the holders (“registration rights”). For purposes of determining the accounting treatment for the financial instruments and any related registration rights, we assess whether the financial instrument and related registration rights represent one combined instrument or whether the financial instrument and related registration rights represent separate instruments.

We elected adoption of FASB Staff Position (FSP) EITF No. 00-19-2 This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration rights agreement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.

Reclassifications: Certain reclassifications have been made to 2006 financial statements to conform to the 2007 financial statement presentation.

Goodwill and Intangible Assets: The Company adopted the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment using the guidance for measuring impairment set forth in this statement. The Company tested for impairment using the guidance for measuring impairment set forth in SFAS No. 142 and it was determined that there was no impairment at December 31, 2007. Acquired intangible assets, including the customer list, are amortized over five years.

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Unearned Revenue: Revenue is recognized upon delivery and installation of the software at the customer site. Sometimes our agreements with customers include acceptance provisions, in which case revenue is not recognized prior to customer acceptance. As of December 31, 2007 and 2006, the Company had unearned revenue of approximately $764,000 and $445,000, respectively.

Accounting Pronouncements

  1)  In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its financial statements.

  2)  In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement NO. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2007. Adoption of FIN 48 did not have a significant effect on the Company’s financial statements.

  3)  In September 2006, SEC Staff Accounting Bulletin No. 108 (“SAB 108”) was issued to provide guidance on Quantifying Financial Statement Misstatements. SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB 108 allows registrants to record that effect as a cumulative-effect to beginning-of-year retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date. Adoption of SAB 108 did not have a significant effect on the Company’s financial statements.

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Pronouncements (Continued)

    4)  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

  5)  In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company does not expect adoption of SFAS 141(R) to have a material effect on its financial statements.

  6)  In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company does not expect SFAS 160 to have a material effect on its financial statements.

  7)  In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company’s financial statements.

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of approximately $27.2 million for the year ending December 31, 2007. As a result, there is an accumulated deficit of approximately $31.4 million at December 31, 2007.

The Company’s continued existence is dependent upon its ability to raise capital and/or the successfully marketing and sale its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2. 5% SENIOR CONVERTIBLE DEBT

On November 30, 2007, we issued a $2.25 million convertible promissory note. The note bears interest at 5% per annum until paid or converted. Interest is payable quarterly commencing January 1, 2008. The initial conversion rate is $0.20 per share (subject to certain anti-dilution provisions). The convertible note matures on May 31, 2010. Beginning July, 2008 the Company must begin making monthly redemption payments and reduce the balance to zero by May 31, 2010. The monthly payments may be made in cash or unregistered stock, at the Company’s option.

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

2. 5% SENIOR CONVERTIBLE DEBT (CONTINUED)

The convertible debt securities were issued with a non-detachable conversion feature and 11,250,000 detachable warrants. We evaluate and account for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended.

In accordance SFAS No. 133, we evaluate that the holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option (if applicable), and the redemption option (collectively, the debt features) contained in the terms governing the Note to determine whether they are or are not clearly and closely related to the characteristics of the Note. Accordingly, if the features qualify as embedded derivative instruments at issuance and, furthermore if they do or do not qualify for any scope exception within SFAS No. 133 (paragraphs 12-32), then they are required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

The note is convertible at the option of the holder at any time and from time to time into Common Stock of the Company at a conversion price of $0.20 per share, subject to certain anti-dilution adjustments. Pursuant to the terms of the note, the conversion price will be reset (the “Reset Provision”) in the event we issue shares, convertible securities or options entitling the recipient to subscribe for or purchase shares at a price per share less than the fixed conversion price then in effect.

The note contains customary negative covenants for loans of this type, including limitations on the Company’s ability to incur indebtedness, issue securities, make loans and investments, make capital expenditures, dispose of assets and enter into mergers and acquisition transactions. Events of default under the Note are described below and include breaches of the Company’s obligations under the Note and other agreements relating to the transaction, certain defaults under any other indebtedness of at least $250,000 and certain bankruptcy events. Upon an event of default, all outstanding principal plus all accrued and unpaid interest become immediately due and payable. As of December 31, 2007, the Company is not in default on any of its debt covenants.

Material Events that would cause default under the note include:

•	failure to pay principal or any premium on any note when due;
•	failure to pay any interest, late fees or liquidated damages on any note after a period of three business days;

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

2. 5% SENIOR CONVERTIBLE DEBT (CONTINUED)

•	failure to perform other covenants under any note that is not cured by thirty-five days after notice;
•	any representation or warranty under the financing documents that is untrue or incorrect in any material respect;
•	certain events such as bankruptcy or assignment for the benefit of creditors of the Company or any of its subsidiaries;
•	any default by the Company or its subsidiaries under any instrument in excess of $250,000 that results in such obligation becoming due and payable prior to maturity
•	the Company becoming party to a change of control transaction;
•	failure to maintain the required reservation of additional shares of authorized common stock;
•	failure to remediate judgments in excess of $50,000 for a period greater the 45 days
•	failure to have a registration statement declared effective by May 28, 2008

In connection with the issuance of the convertible note, we entered into a Securities Purchase Agreement (the “SPA”) with the investors. The transaction closed on November 30, 2007. This SPA affirmed that the financing was a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the SPA, the Purchaser purchased a Senior Secured Convertible Note (“Note”) in aggregate the principal amount of which was $2,250,000 together with warrants (“Warrants”) to purchase an aggregate of 11,250,000 shares of our common stock. We also entered into a Security Agreement dated November 30, 2007 by and between the Company and the Purchasers (the “Security Agreement”), pursuant to which the note is secured by substantially all of the assets of the Company, including our intellectual property.

Interest is payable quarterly and accrues at 5%. The principal amount of the note is payable monthly beginning May, 2008 and matures May 31, 2010, subject to earlier conversion, acceleration or redemption. At the option of the Company, interest payable upon conversion of all or a portion of the converted principal amount may be settled either in cash or in registered common stock (at a conversion price equal to the then current debt conversion price of the common stock).

The 11,250,000 warrants permit the purchasers to purchase 11,250,000 shares of common stock at an initial exercise price of $0.50 per share and are exercisable from November 30, 2007 until November 30, 2012. They contain anti-dilution provisions similar to the convertible debt and are required to be reduced to an exercise price not less than amounts received for new issues of common stock or rates granted to newly issued convertible securities, or exercise prices of options in an equity financing.

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

2. 5% SENIOR CONVERTIBLE DEBT (CONTINUED)

The values ascribed to the note, the conversion feature of the note, other potential embedded derivative features, and detachable warrants follow the guidance of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ; SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ; and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments . The Company evaluated the impact of the registration rights agreement on the embedded conversion feature and the Warrants and determined their effect based on EITF Issue No. 00-19. In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and the embedded conversion feature, be bifurcated, and initially recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. Since the liquidated damages may be settled in shares at our discretion, we applied the criteria in EITF 00-19 and determined that the related instruments were equity instruments.

The terms of the convertible debentures include a reset conversion feature which provides for a reduction in conversion price of the debentures into shares of the Company’s common stock at a rate equal to the terms of any future offering. The monthly redemption provision also provides that if payment is to be made in shares then such share amount is to be determined by an adjustment to the conversion price determined by discounting by 10% the volume weighted average price of the common stock for a 10 day trading period immediately before the redemption date. Because the conversion option is indexed to our own stock and a separate instrument with the same terms would be classified in stockholders’ equity in the statement of financial position, the written option is was not considered to be a derivative instrument for the issuer under SFAS 133 paragraph 11(a). However, under EITF 00-19 we have determined that the current conversion rate is not fixed and determinate and will change in circumstances outside of management’s control and, accordingly, the conversion feature was separated from the host contract.

In accordance with the FASB Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” we determined that the convertible note contains an embedded beneficial conversion feature resulting in a discount to the carrying amount of the notes equal to:

(i) the difference between the effective conversion rate and the market price of our common stock on the date of issuance; multiplied by

(ii) the number of shares into which the notes are convertible. Per EITF Issue No. 98-5 and EITF Issue No. 00-27, upon issuance we recorded a $893,278 discount to the convertible notes.

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

2. 5% SENIOR CONVERTIBLE DEBT (CONTINUED)

For convertible debt securities, any recorded discount resulting from the allocation of proceeds to the beneficial conversion feature should be recognized as interest expense over the minimum period from the date of issuance to the date of maturity using the effective yield method.

The Company used the Black-Scholes option pricing model in valuing the detachable warrants. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis at December 31, 2007 were a volatility of 174%, common stock value of $0.84 and a risk free interest rate of 4.4%. In accordance with EITF 98-5, the Company recorded the warrants as a debt discount and additional paid-in capital for their relative fair value of $861,722.

This debenture was considered to have an embedded beneficial conversion feature because the effective conversion price was less than the quoted market price at the time of the issuance. The Company allocated the proceeds of the debt between the warrants and the debt based on relative fair values which amounted to $861,722 and $893,278 respectively. The beneficial conversion feature of $893,278 was recorded separately based on the intrinsic value method per EITF 98-5. The intrinsic value of the beneficial conversion feature exceeds the proceeds allocable to the convertible debt therefore, the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocable to the convertible debt.

The aggregate discount of $1,755,000 will be amortized to interest expense over the term of the note using the straight-line yield method. A schedule of accretion of the carrying value of the note and corresponding amortization of discount is as follows:

Face amount of note	$2,250,000
Less unamortized discount	$(2,175,000)
Carrying value at December 31, 2007	$75,000

Registration Rights Agreement

In connection with issuance of the note and warrants, we entered into an Amended and Restated Investor Rights Agreement with the purchaser under which we are obligated to register with the SEC the shares of common stock underlying the note and warrants. Under the Registration Rights Agreement, we are required to file a registration statement within forty-five days of the closing of the sale of the notes and to have the registration statement declared effective by the SEC within 120 days of that closing.

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

2. 5% SENIOR CONVERTIBLE DEBT (CONTINUED)

Registration Rights Agreement (continued)

Additionally, the Company is required to keep the registration statement effective at all times until all of the shares registered have been sold or may be resold pursuant to Rule 144(b)(1)(i) under the Securities Act of 1933. If the Company does not satisfy these registration obligations, it would constitute an event of default, and the Company would have to pay each holder of the Notes or Warrants an amount in cash or unregistered stock, as partial liquidated damages, as provided in the Investor Rights Agreement, as discussed further below.

The Investor Rights Agreement provides for liquidated damages for failure to register or maintain an effective registration statement for the shares underlying the notes and warrants. If we fail to have the registration statement declared effective within the specified period, we would be required to pay liquidated damages to the investor(s) until:

•	the registration statement is declared effective;

•	effectiveness is maintained for a prescribed period; or

•
the Purchasers are no longer incurring damages for the Company’s failure to register the securities (e.g., if the securities become freely transferable after a holding period under Rule 144(d)(1)(i) of the Securities Act of 1933).

Liquidated damages are paid in cash and the amount is determined by a formula in the Investor Rights Agreement. The liquidated damages are 2% per month of the aggregate purchase price paid by the holder of the note and are capped at 12%. As of December 31, 2007, the maximum penalty that could be payable in the event of a breach of the Investor Rights Agreement are shares with an underlying market value of $270,000.

Adoption of FSP EITF 00-19-2:

This FASB Staff Position, FSP EITF 00-19-2, addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

2. 5% SENIOR CONVERTIBLE DEBT (CONTINUED)

Adoption of FSP EITF 00-19-2 (continued):

Initially, we determined that the transfer of consideration under the registration payment arrangement was probable and could be reasonably estimated. and, accordingly, allocated a portion of the proceeds to the financing transaction. We estimated the penalty amount to be $270,000 and recognized the related contingent liability. The carrying amounts of other instruments that were originally issued together with the separately recognized registration payment arrangement were not adjusted upon adoption of this FSP.

The impact of other related, recently issued, pronouncements are summarized as follows:

EITF Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement does not currently have an effect on the Company’s financial statements because the inclusion of common stock equivalents in earnings per share is anti-dilutive.

In September 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated as recorded in the shareholder’s equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

2. 5% SENIOR CONVERTIBLE DEBT (CONTINUED)

Adoption of FSP EITF 00-19-2 (continued):

In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholders’ equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” We currently carry an allowance for all deferred taxes and, therefore we do not believe the adoption of this pronouncement will have any impact on our financial statements.

Derivatives

We follow the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”).  SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.  We utilize the Black-Scholes option-pricing model to determine fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life.  These assumptions require significant management judgment.

Per the guidance of EITF No. 00-19 and EITF No. 05-2, the anti-dilution features of the 2007 Debentures did not meet the definition of “standard” anti-dilution features. Therefore, the conversion feature of the 2007 Debentures was considered an embedded derivative in accordance with SFAS No. 133. Accordingly, we bifurcated the derivative from the 2007 Debentures (host contract) and recorded the liability at its fair value of $10,127,861. The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The key inputs for the valuation analysis at December 31, 2007 were a volatility of 174%, common stock value of $0.84 and a risk free interest rate of 4.4%.

The warrants issued with the debentures were also classified a derivative liability. The Registration Rights Agreements subjects the company to cash penalties in the event the registration statement is not effective by a certain date, or for failure to maintain the effectiveness of the registration statement for a specified period of time. The shares issuable upon conversion could be net-cash settled under circumstances beyond traditional liquidation provisions scope exceptions. Under section 2(iv) of the instrument, the company may be obligated to pay cash to the holder as “compensation for Buy-In on a failure to timely deliver certificates upon exercise”.

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

2. 5% SENIOR CONVERTIBLE DEBT (CONTINUED)

Derivatives (continued)

We have two classes of securities that contain embedded derivatives.  For a further description of these securities, see Note 2, pages F-17 through F-21.  At December 31, 2007, the fair value of the derivative liabilities associated with these securities, using the Black-Scholes option-pricing model with key inputs for the valuation analysis at December 31, 2007 were a volatility of 174%, common stock value of $0.84 and a risk free interest rate of 4.4%., was as follows:

Embedded conversion feature of Debentures	$10,127,860
Warrants	$10,546,833
Total	$20,674,693

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.  For the year ended December 31, 2007 we recorded a loss of $20,674,693, related to marking to market the fair values of the derivative liabilities.

3. PROPERTY AND EQUIPMENT

The major classifications of property and equipment as of December 31, 2007 and 2006 are:

	December 31
	2007	2006
Computers	$152,913	$59,436
Software	10,840	10,840
Furniture and Fixtures	5,161	5,161
	168,914	75,437
Less: Accumulated Depreciation	<80,852>	<36,820>
	88,062	38,617

Depreciation expense was $44,031 and $16, 095 in 2007 and 2006, respectively.

Intangible Assets — Intangible assets consist of the following:

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

3. PROPERTY AND EQUIPMENT (CONTINUED)

December 31

	2007	2006
Intellectual Property rights	900,000	0
Customer Lists	150,000	0
Less accumulated amortization	<52,500>	0

	$997,500	$0

4. LOANS AND NOTES PAYABLE

During 2007 and 2006 we entered into a series of promissory notes with various parties. These promissory notes bear interest at rates from between 6% to 10% per annum, are payable on demand and are unsecured. The outstanding principal balance of these promissory notes total $153,000 and $65,000 at December 31, 2007, and 2006, respectively.

In connection with the purchase of the assets of JMJ Technologies, Inc., the Company delivered a promissory note in the amount of $475,000. The note is payable in monthly installments on the tenth day of the month in amounts of not less than $35,000 and not more than $50,000 (with the amount dependent upon a formula described in the note tied to the cash balances in the Company's bank accounts) beginning October 10, 2007 and ending July 10, 2008. All sums remaining unpaid are due on or before August 1, 2008. Interest accrues at ten percent (10%).

A former officer entered into several personal lines of credit with a bank. The maximum borrowings under the lines of credit total $120,000 and $20,000 at December 31, 2006. Interest on the outstanding borrowings is calculated on a fluctuating rate. As of December 31, 2006, borrowings under the lines of credit totaled $120,281, and the interest rates were between 9.25%-12.25% and 11.0%, respectively. As of December 31, 2007, borrowings under the lines of credit totaled approximately $143,000 with comparable interest rates.

5. INCOME TAXES

At December 31, 2007, and 2006 the entire deferred tax asset balance was reserved and no provision for income taxes had been reflected for the years then ended.

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

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

6.	RELATED PARTY TRANSACTIONS

During the period beginning 2003 and through 2006, we entered into a series of promissory notes with our CEO, Jeffrey Simon. As of December 31, 2007 and 2006, The total outstanding principal balance on these promissory notes was $38,000 and $98,773, respectively. Interest accrues on these notes at between 6% and 15% per annum. Interest under the notes is due monthly, but payments have largely been deferred. The principal balance on the notes is due on demand or sooner in the event of default.

During 2006 we issued stock options to purchase 400,000 shares of the Company's common stock to our CEO, Jeffrey Simon.

7.	OPTIONS AND WARRANTS

For the year ended December 31, 2007 the company issued 733,087 stock options, 336,648 of which were immediately exercisable. A summary of the status of the Company’s stock option plan for the 2 years ended December 31, 2007 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*
Options outstanding at December 31, 2005	652,813	$0.42
Granted	3,209,659	$0.42
Exercised	0	$0.00
Lapsed	0	$0.00
Options outstanding at December 31, 2006	3,862,472	$0.42	4.0	$0
Granted	733,087	$0.65
Exercised	0	$0.00
Lapsed	(2,556,848)	$0.48
Options outstanding at December 31, 2007	2,038,711	$0.42	8.7	$1,288,512
Options exercisable at December 31, 2007	1,343,069	$0.36	8.4	$932,377

* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

7. OPTIONS AND WARRANTS (CONTINUED)

The key inputs in determining grant date fair value are as follows:

	Years Ended December 31,
	2007	2006
Risk-free interest rate	4.40%	4.00%
Dividend yield	0.00%	0.00%
Expected volatility	174%	12%
Expected term (in years)	10.0	4.5
Weighted average grant date fair value of options granted during the period	$0.62	$0.22

The Company used the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate. As of December 31, 2007, there was $358,969 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of .78 years

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in months	Shares	weighted average exercise price

$ 0.01-$ 0.50	1,788,711	$0.36	103.0	1,243,069	$0.32
$ 0.51-$ 1.00	250,000	$0.82	117.4	100,000	$0.82
Total Shares	2,038,711			1,343,069

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

7. OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes the status of the Company's aggregate warrants as of December 31, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in months	Shares	weighted average exercise price

$ 0.01-$ 0.50	19,602,037	$0.39	81.7	19,602,037	$0.39
$ 0.51-$ 2.00	2,064,000	$1.34	31.7	2,064,000	$1.34
Total Shares	21,666,037			21,666,037

	Warrants
	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*
Warrants outstanding at December 31, 2005	652,813	$0.42
Granted	1,769,905	$0.42
Exercised	-	$-
Lapsed	-	$-
Warrants outstanding at December 31, 2006	2,422,718	$0.46	4.0	$-
Granted	19,533,506	$0.48
Exercised	-	$-
Lapsed	(290,187)	$0.46
Warrants outstanding at December 31, 2007	21,666,037	$0.48	6.4	$13,194,322
Warrants exercisable at December 31, 2007	21,666,037	$0.48	6.4	$13,194,322

8.	COMMITMENTS AND CONTINGENCIES

We lease office space under a lease that terminates August 31, 2009. The annual commitments under this lease are $118,938 in 2008 and $81,067 in 2009.

The JMJ promissory note to the Bank of North Georgia in the approximate amount of $250,000 is secured by the guaranty of WiFiMed Holdings Company, Inc., as well and personal guaranties and certain real property held by officers and shareholders of JMJ. The note matures on May 9, 2008. The Company expects that JMJ will renegotiate the note and that the Bank of North Georgia will neither release nor foreclose upon its collateral, including the guaranty made by the Company.

On December 14, 2007, the Arkansas Securities Department (the "ASD") commenced an inquiry regarding the Company's prior management's issuance of common stock and warrants pursuant to an April 2007 private placement memorandum ("PPM") to investors residing in the State of Arkansas, having subscriptions in the aggregate amount of $55,000. The inquiry was centered on the alleged sale of such securities through one or more unregistered broker-dealers, as well as the alleged violation of an SEC consent order for Roger Taft, in particular. The Company has agreed to settle the matter, without admitting or denying any findings of fact or ASD staff allegations, and has executed a consent order providing for the rescission offer to four Arkansas investors and the repayment of up to $55,000 in total subscriptions plus 6% interest from the original date of investment, and the Company's payment of a $ 10,000 fine.

On December 19, 2007, WiFiMed Holdings Company, Inc. (the "Company") and WiFiMed, Inc. (collectively, the "Complainants") filed an arbitration proceeding against Jeffrey Simon, the Company's former President, CEO and a beneficial owner of more than 5% of the securities of the Company ("Simon") with the American Arbitration Association in Atlanta, Georgia (Case Number 30 103 Y 01058 07). Complainants seek the recovery of money damages, corporate books and records and other property, and reasonable costs and attorneys' fees. Complainants are pursuing Mr. Simon for any and all damages resulting from any findings of securities violations relating to the matter described above. Mr. Simon has demanded accrued vacation time, severance pay, reimbursement of expenses, and warrants. In addition there is a dispute between the parties regarding two lines of credit and a credit card with a total balance of approximately $140,000. Prior management carried this indebtedness on its books as a debt of WiFiMed, Inc. Current management has since learned that Mr. Simon is personally liable to the bank for this indebtedness and that the Company is not liable to the bank. Mr. Simon has asked the Company to reimburse him for his personal debt to the bank; however, the Company maintains that the currently available documentation does not support Mr. Simon's right to recover. Currently, the parties have indefinitely stayed the arbitration proceeding pending mediation and settlement talks between the parties. It is anticipated that the matter will proceed to arbitration and/or litigation. The Complainants do not anticipate that this proceeding will have a material adverse effect upon the Company.

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

9. PRO FORMA UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET AND STATEMENT OF OPERATIONS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007

The following pro forma unaudited consolidated financial information gives effect to WiFiMed’s purchase of the assets of JMJ Technologies, Inc. ("JMJ")  net of the assumption of certain liabilities. The periods presented are the Company’s most recent fiscal years ended December 31, 2007 and 2006. The 2006 issuer financial statements filed on Form 10-KSB were those of Bellacasa prior to its March 7, 2007 recapitalization with WiFiMed. Accordingly, the historical financial statements presented for 2006 and 2007 include the separate financial statements of WiFiMed, Inc. ("WiFi") and JMJ while those of 2007 include those of the surviving entity, WiFiMed Holdings Company, Inc.. The financial statements of Bellacasa have not been carried forward. The 2006 pro forma financial statements include an adjustment to eliminate the accounts of Bellacasa as though the March 7, 2007 recapitalization had occurred January 1, 2006. The period ended December 31, 2007 reflects the effect of the March 7, 2007 recapitalization and, therefore, does not require a similar adjustment.

The pro forma balance sheet and statement of operations assumes the recapitalization and asset purchase transactions occurred as of January 1, 2006. The pro forma unaudited consolidated financial information is presented for illustrative purposes only. It is not necessarily indicative of the operating results or financial position that would have occurred if the asset sale and share exchange had been consummated at the beginning of the period indicated, nor is such information indicative of the future results or financial position of WiFiMed Holdings after the asset purchase and share exchange. Material nonrecurring charges or credits and related tax effects which result directly from the transactions and may be included in the income of the registrant within the twelve months succeeding the transaction are not reflected in the condensed pro forma income statements. Pro forma weighted average shares have been calculated as though the transactions had occurred January 1, 2006. The Company does not contemplate the adoption of a change in accounting principle from those contained and disclosed in the historical financial statements. The December 31, 2007 pro forma balance sheet has been omitted since all necessary adjustments are included in the audited balance sheet.

Adjustment 1
Recapitalization: On March 7, 2007, Bellacasa now known as WiFiMed Holdings Company, Inc. consummated a merger transaction with WiFiMed, Inc. (WiFiMed). Pursuant to the merger, WiFiMed, Inc. merged with and into a subsidiary of Bellacasa. For financial reporting purposes, WiFiMed was treated as the acquiring company and the transaction accounted for as a recapitalization. At the date of recapitalization, March 7, 2007, Bellacasa was a public shell company, defined as an inactive, publicly-quoted company with nominal assets and liabilities.  On March 7th, 2007 pursuant to a stock exchange agreement and share exchange between Bellacasa, and the shareholders of WiFiMed, Bellacasa purchased all of the outstanding shares of WiFiMed through the issuance of 21,337,238 shares of stock directly to the WiFiMed shareholders. Bellacasa was the legal acquirer in the combination. WiFiMed had substantially more assets (Bellacasa had virtually no assets, tangible or intangible, or operating revenue). The pro forma financial statements have been adjusted to reflect the recapitalization and are those of WiFiMed carried forward at historical cost. The pro forma consolidated financial statements for the year ended December 31, 2006 include WiFiMed’s results of operations. The results of operations of Bellacasa are not carried forward.

Adjustment 2
Purchase of net assets of JMJ: On October 1, 2007 WiFiMed purchased the assets of JMJ. In exchange for the assets WiFiMed advanced $25,000 in cash; issued a promissory note in the amount of $475,000 payable over the course of 10 months; issued restricted shares of the common stock equal to 12.5 percent of the total outstanding shares of the acquiring corporation as of the effective date of the purchase (which amounts to 4,862,067 shares); and issued 1.6 million warrants exercisable at a penny per share. In addition, WiFiMed also assumed liabilities such as customer deposits and accrued rent. A summary of the calculations resulting in the adjustment is as follows:

Consideration:	Number	Value
Common stock (1)	4,862,067	$3,986,895
Warrants (2)	1,600,000	1,307,945
Total non-cash consideration		5,294,840
Other consideration:
Cash paid		0
Note payable		475,000
Assumption of certain liabilities:
Customer deposits		648,890
Estimated accrued payroll		0
Accrued rent		8,233
Total consideration		6,426,963

Assets received in exchange:
Cash		25,000
Accounts receivable		287,052
Property & equipment		20,000
Rent security deposit		9,481
Intellectual Property		900,000
Customer Lists		150,000
Total identifiable assets		1,391,533
Consideration in excess of identifiable assets		5,035,430
Valuation Notes:

(1) common stock valued at market quote of $0.82 per share
(2) warrants valued at $0.81 using Black-Scholes pricing model and assumptions as follows:

Exercise price	$0.01
Stock price at date of grant	$0.82
Risk free interest rate	4.40%
Volatility	174.00%
Life (in years)	10
Dividend rate	0.00%

Adjustment 3
Effect on interest expense as a result of loans not assumed and replaced with $475,000 of acquisition debt: Interest expense reflected on the historical financial statements of JMJ are charges for notes, loans and accrued payroll taxes that were not assumed through the asset purchase agreement. Pro forma interest expense was reduced by the interest related to those items and correspondingly increased to reflect interest of 10% on the purchase note of $475,000. A summary of the adjustment is as follows:

	2006	2007
Penalties-IRS	88,803	46,962
Interest	197,369	156,765
Total expense reported in historical results of operations	286,172	203,727
Estimated interest a 10% on note payable	47,500	35,625
Pro Forma adjustment	(238,672)	(168,102)

PRO FORMA UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE FISCAL PERIOD ENDED DECEMBER 31, 2007
(excludes all nonrecurring items)

	Historical Condensed Statement of Income From Continuing Operations
	Year Ended December 31, 2007	Pre Acquisition Period of Nine Months Ended September 30, 2007		Pro Forma Adjustments	Year Ended Dec. 31, 2007
	Issuer WiFiMed Holdings formerly Bellacasa	Business Acquired JMJ	Combined	Adjustment 3 Replacement of previous interest with new note interest	Pro Forma Condensed Stmnt of Operations
Revenue	$552,542	$1,266,306	$1,818,848		$3,085,154
Cost of revenue	142,933	129,334	272,267		401,601
Gross margin	$409,609	$1,136,972	$1,546,581		$2,683,553

Costs and expenses:
General & administrative	7,077,781	1,206,983	8,284,764		9,491,747
Derivative valuation	20,674,693	0	20,674,693		20,674,693
Other	(207,418)	8,128	(199,290)		(191,162)
Interest, net of interest income	39,957	156,765	196,722	(168,102)	185,385
Total costs and expenses	27,585,013	1,371,876	28,956,889	(168,102)	30,160,663

Other income / (expense)	0	0	0		0
Loss from continuing operations before income taxes	(27,175,404)	(234,904)	(27,410,308)	168,102	(27,477,110)

Income taxes	0	0	0		0
Net loss from continuing operations	$(27,175,404)	$(234,904)	$(27,410,308)	$168,102	$(27,477,110)

Basic and diluted loss per share from continuing operations	$(1.12)	$(0.05)	$(1.13)		$(1.13)
Weighted average number of shares outstanding	24,356,818	4,862,067	24,356,818		24,356,818

 PRO FORMA UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET DECEMBER 31, 2006

					Pro Forma Adjustments
					Adjustment 1	Adjustment 2	31-Dec-06 Pro Forma
	Historical Condensed Balance Sheets at December 31, 2006				Effect of March,	Purchase of net	Condensed
	Issuer	Businesses to be Acquired			2007	assets of JMJ	Balance
	Bellacasa	WiFiMed	JMJ	Combined	Recapitalization	Oct 2007	Sheets
ASSETS
Current assets:
Cash (overdraft)	$5,822	$0	$0	$5,822	$(5,822)	$(32,733)	$(32,733)
Accounts receivable, net	0	$360,237	260,186	620,423		34,346	654,769
Deferred cost of revenue	0	$37,730	0	37,730		0	37,730
Prepayments under product supply agreement	140,000	0	0	140,000	(140,000)	0	0
Prepaid expenses	34,754	24,838	0	59,592	(34,754)	0	24,838
Total current assets	$180,576	$422,805	$260,186	$863,567	$(180,576)	$1,613	$684,604

Property and equipment, net	0	38,617	18,117	56,734		10,010	66,744
Security deposits	0	0	9,481	9,481		0	9,481
Excess purchase price over identifiable assets						6,073,112	6,073,112
	$180,576	$461,422	$287,784	$929,782	$(180,576)	$6,084,735	$6,833,941

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	46,980	400,089	294,287	741,356	(46,980)	(226,774)	467,602
Accrued expenses	20,850	237,169	246,511	504,530	(20,850)	(304,731)	178,949
Accrued payroll taxes			1,116,226	1,116,226		(1,116,226)	0
Customer deposits	0	444,635	453,159	897,794		35,447	933,241
Short term notes and revolving credit lines	0	169,916	817,911	987,827		(937,827)	50,000
Loans and notes payable	0		0	0		475,000	475,000
Loans and notes payable related parties	50,000	38,000	215,771	303,771		(239,968)	63,803
Other current liabilities	0		14,969	14,969		0	14,969
Total current liabilities	$117,830	$1,289,809	$3,158,834	$4,566,473	$(67,830)	$(2,315,079)	$2,183,564

Stockholders' equity:
Preferred stock, $0.01 par value	0	38,919		38,919		0	38,919
Common stock, $0.0001 par value	3,948	39,495	75,180	118,623		(116,919)	1,704
Additional paid in capital	796,803	3,248,506	1,653,800	5,699,109	(850,751)	3,681,709	8,530,067
Retained deficit	(738,005)	(4,155,307)	(4,600,030)	(9,493,342)	738,005	4,834,934	(3,920,403)
Total stockholders' equity	$62,746	$(828,387)	$(2,871,050)	$(3,636,691)	$(112,746)	$8,399,724	$4,650,287
	$180,576	$461,422	$287,784	$929,782	$(180,576)	$6,084,645	$6,833,851

PRO FORMA UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
(excludes all nonrecurring items)

					Pro Forma Adjustments		Pro Forma
					Adjustment	Adjustment	Condensed
	Historical Condensed Statements of Income from 31,				1	3	Statement of
	Continuing Operations for the Year ended December					Replacement of	Operations
	2006				Effect of March,	previous interest	Fiscal Year
	Issuer	Businesses to be Acquired			2007	with new note	Ended Dec 31,
	Bellacasa	WiFIMed	JMJ	Combined	Recapitalization	interest	2006
Revenue	$0		$2,134,715	$2,134,715			$2,134,715
Cost of revenue	0	0	682,941	682,941			682,941
Gross margin	$0	$0	$1,451,774	$1,451,774	$0		$1,451,774

Costs and expenses:
General & administrative	159,213	1,372,690	2,105,981	3,637,884	(159,213)		3,478,671
Research & development	0	219,259	0	219,259			219,259
Depreciation	569	16,965	14,356	31,890	(569)		31,321
Interest, net of interest income	2,940	30,260	197,369	230,569	(2,940)	(238,672)	(11,043)
Total costs and expenses	162,722	1,639,174	2,317,706	4,119,602	(162,722)	(238,672)	3,718,208

Other income / (expense)	0	0	0	0			0
Loss from continuing operations before income taxes	(162,722)	(1,639,174)	(865,932)	(2,667,828)	162,722	238,672	(2,266,434)

Income taxes	0	0	0	0			0
Net loss from continuing operations	$(162,722)	$(1,639,174)	$(865,932)	$(2,667,828)	$162,722	$238,672	$(2,266,434)

Basic and diluted loss per share	$(0.04)	$(0.09)	$(0.12)	$(0.09)			$(0.14)
Weighted average number of shares outstanding	3,933,400	17,619,672	7,518,043	29,071,115			16,328,412

Calculation of outstanding shares:
Shares outstanding Jan 1, 2005	6,424,761
Bellacasa recapitalization	3,947,972
Acquisition JMJ assets	4,862,067
Common stock issued upon conversion of debt	515,604
Shares issued for cash	1,653,790
Shares outstanding Jan 1, 2006	17,404,194
Conversion of preferred to common	8,468,749
Shares issued for cash	1,211,829
Shares issued for services	5,575,000
Conversion of debt	3,619,505
Shares outstanding Jan 1, 2007	36,279,277

WIFIMED HOLDINGS COMPANY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

10.	SUBSEQUENT EVENTS

The Company has reported net losses of approximately $27.2 million for the year ending December 31, 2007. As a result, there is an accumulated deficit of approximately $31.4 million at December 31, 2007.

The Company's continued existence is dependent upon its ability to raise capital and/or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Acquisition of the Assets of CyberMedx Medical Systems, LLC—On February 29, 2008, the Company acquired substantially all of the assets of CyberMedx Medical Systems, LLC ("CyberMedx") through its wholly-owned subsidiary CyberMedx Medical Systems, Inc. ("CMS, Inc.") pursuant to the Asset Purchase Agreement, dated February 20, 2008 as disclosed in the Company's Current Report on Form 8-K, filed with the SEC on March 6, 2008. The purchased assets included software, licenses, trademark and other intellectual property rights, as well as contracts, accounts receivable, and CMS, Inc. only assumed certain liabilities in connection with contracts due to be performed after closing, in addition to compensation to Mr. Ronald Barnett and the business agents (as further described below). As consideration for entering into the Asset Purchase Agreement and consummating the transactions contemplated therein, the Company issued 900,000 restricted shares of common stock, par value $.0001 per share (the "Acquisition Shares") to unit holders of CyberMedx, and may issue up to an additional 900,000 as a post-closing adjustment as calculated in Section 3.5 of the Asset Purchase Agreement in the event the weighted average sales price (weighted for volume) of the Company's common stock is below $1.00 per share on the OTCBB for the thirty consecutive business days preceding the 180th day following the Closing Date.

In connection with the Asset Purchase Agreement, Mr. Barnett entered into an employment agreement, effective as of March 1, 2008, whereby CMS, Inc. employed Barnett as its President and Acting Treasurer for a term of three (3) years (the "Employment Agreement"). The consideration for Employment Agreement consisted of salary, fixed bonuses, stock options, "earn out" cash bonuses of up to $1.35 million over three years, and common stock subject to partial or full forfeiture, depending upon the financial performance of CMS, Inc. The annual base salary for the first year is $120,000 and is $140,000 for the second year, with salary for the third year dependent upon the financial performance of CMS, Inc. Barnett received a "sign on" bonus of $32,000, payable in semi-monthly installments over the course of the first year of employment, as well as a first annual bonus of $48,000 and a second annual bonus of $56,000, with bonuses for the third year dependent on the performance of CMS, Inc., subject to a cap of 40% of Employee's salary at such time. The Company awarded Barnett a total of one million stock options of the Company. In addition, Barnett was awarded a total of 3.6 million shares of Common Stock upon the commencement of his employment, which shares are subject to forfeiture following each of the three years of employment, depending upon to extent to which CMS, Inc. has met certain financial and product development goals, as further described therein. The same goals will be used to determine the "earn out" cash bonuses that Barnett may earn, up to a maximum of $1.35 million. The parties agreed to a Product Development Bonus, based on certain product development criteria to be negotiated by July 1, 2008, which if met, would entitle Barnett to a maximum annual amount of $45,000 for each of the three years of the contract term, based on the schedule provided therein.

In connection with the Asset Purchase Agreement and the Employment Agreement, Messrs. Stanley Hassan, James H. Roache, and Daniel L. Thomas acted as business agents for Barnett in connection with his prospective employment by CMS, Inc. and entered into Agent Acknowledgement and Agreements (the "Agent Agreements"). As onsideration for services rendered by such business agents to CMS, LLC in its efforts to sell its assets, 100,000 shares of common stock of the Company, were issued in equal parts to Messrs. Hassan, Roache and Thomas, as well as issued an equal portion of 400,000 shares of common stock of the Company, which are subject to forfeiture following each of the three years of Barnett's employment, depending upon to extent to which CMS, Inc. has met certain financial and product development goals. In addition, the Company expects to pay each such business agent l/27th of the gross cash "earn out" bonuses earned by Barnett; namely, the "Product Development Bonus" and the "Earn Out Cash Bonus" in Sections 2(e) and 2(f), respectively, of the Employment Agreement.

Also in connection with the Asset Purchase Agreement, MITSI and CMS, LLC entered into the Acknowledgement, Certification and Agreement which provided for an accounting of the intellectual property owned or otherwise controlled by CMS, LLC (the "Intellectual Property") and the assignment to CMS, LLC and disclaimer of all right, title and interest that MITSI may have in the Intellectual Property (except with respect to MUSI's Lynx product). MITSI is obligated to deliver, for transfer to CMS, Inc., all true and correct documentation in its possession or control regarding the Intellectual Property. MITSI also granted "reseller" status to CMS, LLC, which was deemed transferred to CMS, Inc. at closing, pursuant to which the Lynx product and components may be purchased and resold under the product name "Wave Lynx." CMS, Inc. specializes in providing wireless patient data collection, transmission and management devices and technologies for home care, alternate care and hospital markets. The wholly owned subsidiary of the Company issued one million shares in exchange for 100% of the outstanding stock of CyberMedx, with the transaction having a total equity consideration of $4 million dollars. Effective February 29, 2008, the newly-formed, wholly-owned subsidiary Cybermedx Medical Systems, Inc. acquired substantially all of the assets of Cybermedx Medical Systems, LLC ("CMS, LLC").

Letter of Intent with Pharmacy Specialty Company—On January 23, 2008, the Company entered into a non-binding letter of intent to acquire a specialty pharmacy services company based on the West Coast of the United States (referred to hereinafter as "PSS") as discussed in the Company's Form 8K, filed with the Commission on January 29, 2008. PSS provides niche biotechnical pharmacy prescription services and home healthcare services, including a critical care home ventilator program, oxygen, enteral therapy, durable medical equipment and disposable medical supplies. Consummation of the proposed transaction is subject to completion of due diligence, negotiation and approval by the parties of a definitive agreement, and arranging financing, the Company expects hope to complete the acquisition in the second quarter of 2008, although there is no assurance that the Company will be successful in negotiating a definitive agreement.

11. GAIN ON SETTLEMENT LIABILITIES

The Company recognized a gain on the settlement and reclassification of certain liabilities totaling $204, 014. The gain represents adjustments based upon settlement of debts with trade creditors and shareholders in amounts less than the book value of the debt of $58,358, as well as reclassifications and adjustments of loans and debt previously carried as owing to the former CEO, Jeffrey Simon, or his creditors of $145,656.

INDEX TO EXHIBITS

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger dated September 15, 2006, as amended, effective March 6, 2007.	(1)(2)
2.2	Merger Agreement by and among WiFiMed Holdings Company, Inc.; JMJ Acquisition, Inc., and JMJ Technologies, Inc. dated July 30, 2007.	(4)
2.3	Asset Purchase Agreement by and among JMJ Technologies, Inc., WiFiMed Holdings Company, Inc., and EncounterPRO Healthcare Resources, Inc., dated September 21, 2007.	(5)
3.1	Articles of Amendment, dated March 6, 2007	(1)
3.2	Bylaws	(9)
4.1	Form of Senior Convertible Debenture	(7)
4.2	Form of Common Stock Purchase Warrant	(7)
4.3	Form of Placement Agent Unit Purchase Option	(8)
10.1	2006 Stock Option Plan	(1)
10.2	Loan Agreement between WiFiMed Holdings Company , Inc. and JMJ Technologies, Inc. dated May 18, 2007.	(3)
10.3	Secured Revolving Promissory Note of JMJ Technologies, Inc. dated May 18, 2007.	(3)
10.4	Security Agreement between WiFiMed Holdings Company , Inc. and JMJ Technologies, Inc. dated May 18, 2007.	(3)
10.5	Form of Securities Purchase Agreement	(7)
10.6	Form of Registration Rights Agreement	(7)
10.7	Form of Subsidiary Guarantee	(7)
10.8	Form of Lock-up Agreement	(7)
10.9	Subordination Agreement	(7)
10.10	Form of Placement Agent Lockup Agreement, dated November 30, 2007, between the Company and Meyers Associates, L.P	(8)
10.11	Form of Employment Agreement, dated October 15, 2007, between the Company and Mr. Gregory Vacca	(8)
10.12	Form of Office Sublease, dated May 6, 2006, between the JMJ Technologies, Inc. (assigned to Company in connection with asset purchase) Company and an unaffiliated third party sublandlord	(8)
10.13	Form of Business Consulting Agreement, dated August 29, 2007, between the Company and Archer Capital	(8)
16.1	Letter from Michael F. Cronin, CPA dated May 2, 2007	(6)
21.1	Subsidiaries of the Company.	*
31.1	Certification of the Registrant's Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of the Registrant's Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by the Registrant's Chief Executive Officer.	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by the Registrant's Chief Financial Officer.	*
99.1	Audit Committee Charter	*

* Filed herewith.

(1) Incorporated by reference from the Company's Definitive Information Statement on Schedule 14C, filed with the SEC on February 6, 2007.
(2) Incorporated by reference from Exhibit 2.1 to the Company’s Schedule 13D, filed with the SEC on March 23, 2007.
(3) Incorporated by reference from an Exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2007.
(4) Incorporated by reference from an Exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2007.
(5) Incorporated by reference from Exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on October 9, 2007.
(6) Incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2007.
(7) Incorporated by reference from an Exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2007.
(8) Incorporated by reference from an Exhibit to the Company’s registration statement on Form SB-2, filed with the SEC on January 14, 2008.
(9) Incorporated by reference from an Exhibit to the Company’s registration statement on Form SB-2, filed with the SEC on May 24, 2000.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

WiFiMed Holdings Company, Inc.

April 16, 2008	By:	/s/ Gregory D. Vacca
Gregory D. Vacca
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Gregory D. Vacca	Director, President and Chief Executive Officer	April 16, 2008
Gregory D. Vacca

/s/ Daniel Thomas	Acting Chief Financial Officer	April 16, 2008
Daniel Thomas	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Marshall Sterman	Director	April 16, 2008
Marshall Sterman

/s/ David Hubbard	Director	April 16, 2008
David Hubbard

/s/ Robert Coffill	Director	April 16, 2008
Robert Coffill

	Director	April 16, 2008
Richard Burtt