Form 10-Q
period 2008-03-31
WIFIMED HOLDINGS COMPANY, INC.
filed 2008-05-20
CIK 1108088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

000-49707

Commission file number

WIFIMED HOLDINGS COMPANY, INC.

(Exact name of registrant as specified in its charter)

Nevada	58-2412118

(State of incorporation)	(IRS Employer Identification Number)

2000 RiverEdge Pkwy Ste. GL 100A Marietta, Georgia 30062

(Address of principal executive office)

770-919-7220

(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                Yes:               No:      X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  There were a total of 42,337,035 shares of the registrant's common stock, par value $.0001 per share, outstanding as of May 16, 2008 and no other classes of common stock.

WifiMed Holdings Company, Inc.
Quarterly Report on Form 10-Q
Period Ended March 31, 2008

Table of Contents

PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements:
Condensed Balance Sheets as of March 31, 2008 (Unaudited) and
    December 31, 2007 (Audited)
Condensed Statement of Operations for the three months
    ended March 31, 2008 (Unaudited) and March 31, 2007 (Unaudited)
Condensed Statements of Cash Flow for the three months ended
   March 31, 2008 (Unaudited) and March 31, 2007 (Unaudited)
Notes to Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Item 4T.  Controls and Procedures

PART II .  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 1A. Risk Factors
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits

SIGNATURES

EXHIBIT INDEX

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

WIFIMED HOLDINGS COMPANY, INC.
Consolidated Balance Sheets

	March 31,	December 31,
ASSETS	2008	2007
	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$ 58,689	$ 1,111,218
Short term investment	75,213	-
Accounts receivable	196,018	269,450
Prepaid expenses and other current assets	30,358	10,287

Total current assets	360,278	1,390,955

PROPERTY AND EQUIPMENT:
Cost	152,624	168,914
Less accumulated depreciation	(50,687)	(80,852)

	101,937	88,062

OTHER ASSETS:
Advances to related parties	124,219	111,775
Intangible assets, net of accumulated amortization	945,000	997,500
Goodwill	5,935,430	5,035,430

TOTAL ASSETS	7,466,864	7,623,722

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	595,788	629,174
Accrued expenses	316,234	317,447
Loans payable	366,704	480,105
Current portion of captal lease obligation	7,599	7,599
Unearned revenue	747,495	764,044

Total current liabilities	2,033,820	2,198,369

Long-term portion of capital lease obligation	9,123	10,889
Derivative liability-warrants	6,279,412	10,546,833
Derivative liability-conversion	5,963,717	10,127,860
5% Senior convertible debt	299,900	74,900

Total liabilities	14,585,972	22,958,851

STOCKHOLDERS' DEFICIT:
Series A preferred stock, par value $0.0001	-	-
3,000,000 shares authorized
0 shares outstanding at 3/31/08 and 12/31/07, respectively
Series B preferred stock, par value $0.0001	-	-
1,785,485 shares authorized
0 shares outstanding at 3/31/08 and 12/31/07, respectively
Common Stock, par value $0.0001	4,228	3,629
75,000,000 shares authorized
42,283,887 and 36,279,277 shares outstanding at 3/31/08 and 12/31/07, respectively
Additional paid-in capital	21,680,624	17,064,666
Deficit	(27,803,960)	(31,403,424)

	(6,119,108)	(14,335,129)
Less: Subscriptions receivable	(1,000,000)	(1,000,000)

	(7,119,108)	(15,335,129)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 7,466,864	$ 7,623,722

The accompanying notes are an integral part of these financial statements.

WIFIMED HOLDINGS COMPANY, INC.
Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)

NET REVENUE	$ 392,974	$ -

COSTS AND OPERATING EXPENSES:
Cost of revenue	86,576	-
Research and development	23,691	54,310
Selling, general and administrative	5,162,736	551,932

Total costs and operating expenses	5,273,003	606,242

LOSS FROM OPERATIONS	(4,880,029)	(606,242)

OTHER INCOME (EXPENSE):
Interest, net	(11,781)	(5,640)
Gain on settlement of liabilities	71,291	-
Loss on disposal of assets	(11,580)	0
Derivative revaluation	8,431,563	0

	8,479,493	(5,640)

INCOME (LOSS) BEFORE INCOME TAXES	3,599,464	(611,882)

INCOME TAXES	0	0

NET INCOME (LOSS)	$ 3,599,464	$ (611,882)

Basic Earnings (loss) per share	$0.09	$(0.03)

Diluted Earnings (loss) per share	$0.06	$(0.03)

Weighted average number of
shares outstanding	38,812,658	19,118,077

Basic	38,812,658	19,118,077
Diluted	61,678,859	19,118,077

The accompanying notes are an integral part of these financial statements.

WIFIMED HOLDINGS COMPANY, INC.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$ 3,599,464	$ (611,882)
Adjustments to net loss:
Depreciation and amortization	64,439	7,199
Deferred compensation		1,692
Derivative re-valuation	(8,431,564)
Deferred compensation-stock options and warrants	3,667,597
Loss on disposal of assets	11,580
Debt discount	225,000
Changes in current assets and current liabilities
Accounts receivable	73,432	-
Prepaid expenses and other current assets	(20,071)	(165)
Accounts payable	(33,386)	6,798)
Accrued expenses	(1,213)	(31,938)
Unearned revenue	(16,549)	(47,635)

Net cash used in operating activities	(861,271)	(675,931)

Cash flows from investing activities:
Purchase of equipment	(37,395)	(3,819)
Short term investments	(75,213)	-
Advances to related parties	(12,444)	(35,000)

Net cash used in investing activities	(125,052)	(38,819)

Cash flows from financing activities:
Proceeds (repayment) of loans payable	(113,401)	515,719
Capital lease obligation	(1,766)	22,638
Net proceeds from issuance of stock	48,961	290,000

Net cash used in financing activities	(66,206)	828,357

Increase (decrease) in cash	(1,052,529)	113,607

Cash at beginning of year	1,111,218	-

Cash at end of period	$ 58,689	$ 113,607

Supplemental disclosures:
Interest paid	$ 4,509	$ 59,432
Taxes paid	2,127	-

Non-cash investing and financing activities:
Shares and warrants issued to acquire CyberMedx assets	$ 900,000
Fair value of warrants issued	$ 1,601,584

The accompanying notes are an integral part of these financial statements.

WiFiMed Holdings Company, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

General

These financial statements should be read in conjunction with WiFiMed Holdings Company Inc.'s ("WiFiMed" or the "Company") Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission ("SEC"), on April 16, 2008, and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 2007.

Business

WiFiMed Holdings Company, Inc. (the "Company"), through its wholly-owned subsidiaries as of March 31, 2008, WiFiMed, Inc, EncounterPRO Healthcare Resources, Inc. ("EncounterPRO") and CyberMedx Medical Systems, Inc.("CyberMedx"), develops and sells electronic health record software, as well as associated services and computer hardware, to medical practices. Effective October 1, 2007, the Company acquired substantially all of the assets of JMJ Technologies, Inc., which assets were acquired by the new subsidiary formed for that purpose, EncounterPRO. Effective February 29, 2008, the newly-formed, wholly-owned subsidiary Cybermedx Medical Systems, Inc. acquired substantially all of the assets of Cybermedx Medical Systems, LLC ("CMS, LLC"). That acquisition did not reach the financial thresholds necessary to require disclosure of the historical financial statements and pro-formas of CMS, LLC pursuant to Article 8 of Regulation S-X. Accordingly, the financial statements represent the consolidation of the financial statements of the Company's two wholly-owned subsidiaries as of December 31, 2007.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and the general instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period.

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

Estimates

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

Reclassifications

Certain reclassifications have been made to the March 31, 2008 financial statements to conform with the December 31, 2007 presentation.

2. Stock-based employee compensation

WiFiMed has a stock option plan under which employees, consultants, and other advisors may be issued options to purchase the common stock of the Company.  The plan is administered by the Board of Directors or a committee thereof.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the three months ended March 31, 2008: dividend yield of 0%; expected volatility of 210%; risk-free interest rate of 4.4% and an expected life of 10 years.

The following table summarizes stock option activity for the three months ended March 31, 2008:

		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*

	Shares

Options outstanding at December 31, 2007	2,038,711	$0.42	8.7
Granted	4,998,000	$0.67
Exercised	(489,610)	$0.10
Lapsed	0	0
Options outstanding at March 31, 2008	6,547,101	$0.63	9.7	$142,314
Options exercisable at March 31, 2008	3,695,340	$0.62	9.6	$139,921

* As of March 31 2008 there was $2,769,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted.

3. Net earnings per common share

Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share." We compute basic earnings per share by dividing net income or loss by the weighted average number of common shares outstanding for each period. Diluted net earnings per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic net loss per share calculation using the treasury stock method, if their effect is dilutive. Basic earnings (loss) per share for the three months ended March 31, 2008 and 2007, respectively are $0.09 and $(0.03), respectively, based upon 38,812,658 weighted average shares outstanding in 2008 and 19,118,077 weighted average shares outstanding in 2007. Fully diluted earning (loss) per share for the three months ended March 31, 2008 was $.06 based upon 61,678,859 weighted average fully diluted shares outstanding. For the three months ended March 31, 2007, diluted earnings per share is the same as basic earnings per share since the effect on earnings of the conversion of our convertible debt, stock options and warrants would have an anti-dilutive effect on earnings per share.

4.  Mergers and Acquisitions

Acquisition of the Assets of CyberMedx Medical Systems, LLC--On February 29, 2008, the Company acquired substantially all of the assets of CyberMedx Medical Systems, LLC ("CyberMedx") through its wholly-owned subsidiary CyberMedx Medical Systems, Inc. ("CMS, Inc.") pursuant to the Asset Purchase Agreement, dated February 20, 2008 as disclosed in the Company's Current Report on Form 8-K, filed with the SEC on March 6, 2008. The purchased assets included certain intellectual property rights and contracts; CMS, Inc. assumed only certain liabilities in connection with contracts due to be performed after closing, in addition to compensation to Mr. Ronald Barnett and the business agents (as further described below). As consideration for entering into the Asset Purchase Agreement and consummating the transactions contemplated therein, the Company issued 900,000 restricted shares of common stock, par value $.0001 per share (the "Acquisition Shares") to unit holders of CyberMedx, and may issue up to an additional 900,000 as a post-closing adjustment as calculated in Section 3.5 of the Asset Purchase Agreement in the event the weighted average sales price (weighted for volume) of the Company's common stock is below $1.00 per share on the OTCBB for the thirty consecutive business days preceding the 180th day following the Closing Date.

In connection with the Asset Purchase Agreement, Mr. Barnett entered into an employment agreement, effective as of March 1, 2008, whereby CMS, Inc. employed Barnett as its President and Acting Treasurer for a term of three (3) years (the "Employment Agreement"). The consideration for the Employment Agreement consisted of salary, fixed bonuses, stock options, "earn out" cash bonuses of up to $1.35 million over three years, and common stock subject to partial or full forfeiture, depending upon the financial performance of CMS, Inc. The annual base salary for the first year is $120,000 and is $140,000 for the second year, with salary for the third year dependent upon the financial performance of CMS, Inc. Barnett received a "sign on" bonus of $32,000, payable in semi-monthly installments over the course of the first year of employment, as well as a first annual bonus of $48,000 and a second annual bonus of $56,000, with bonuses for the third year dependent on the performance of CMS, Inc., subject to a cap of 40% of Employee's salary at such time. The Company awarded Barnett a total of one million stock options of the Company. In addition, Barnett was awarded a total of 3.6 million shares of Common Stock upon the commencement of his employment, which shares are subject to forfeiture following each of the three years of employment, depending upon the extent to which CMS, Inc. has met certain financial and product development goals, as further described therein. The same goals will be used to determine the "earn out" cash bonuses that Barnett may earn, up to a maximum of $1.35 million. The parties agreed to a Product Development Bonus, based on certain product development criteria to be negotiated by July 1, 2008, which if met, would entitle Barnett to a maximum annual amount of $45,000 for each of the three years of the contract term, based on the schedule provided therein.

Stanley Hassan, James H. Roache, and Daniel L. Thomas acted as business agents pursuant to the terms of the Agent Acknowledgement and Agreement (the "Agent Agreements") in connection with the sale of assets to CMS, Inc. and Barnett's employment with CMS, Inc.  Mr. Thomas has recently been hired by the Company as its Acting CFO, effective for six months beginning April 1, 2008.  That recent appointment of Mr. Thomas was the subject of a filing by the Company pursuant to a Form 8-K filed on February 21, 2008.  As consideration for services rendered by such business agents regarding the sale of CMS, LLC assets, the employment of Barnett by CMS, Inc. and for entering into the Agent Agreements, 100,000 shares of Common Stock of the Company, were issued in equal parts to Messrs. Hassan, Roache and Thomas (the "Agent Shares"); 400,000 shares of Common Stock of the Company were also issued in equal parts to the aforementioned business agents, however, these shares remain subject to forfeiture following each of the three years of Barnett's employment, depending upon the extent to which CMS, Inc. has met certain financial and product development goals.  In addition, the Company expects to pay each such business agent 1/27th of the gross cash "earn out" bonuses earned by Barnett; which includes the "Product Development Bonus" and the "Earn-Out Cash Bonus" in Sections 2(e) and 2(f), respectively, of the Employment Agreement.

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three months ended March 31, 2007, assuming the acquisition of JMJ Technologies and CyberMedx were completed at the beginning of the period:

Three Months Ended March 31, 2007

Revenues	$ 327,718

Net loss	$ 808,355

Weighted average common shares outstanding (basic and diluted)	22,868,077 shares

Basic and diluted net loss per share	$ (0.04)

5.  Income Taxes

At March 31, 2008 the entire deferred tax asset balance was reserved and no provision for income taxes had been reflected for the three months then ended.

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

6.  Litigation

The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims, individually or in aggregate, will not have a material adverse impact on the Company's financial position, its results of operations, or its cash flows, these matters are subject to inherent uncertainties and management's view of these matters may change in the future.

7.  Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $27.8 million at March 31, 2008 and a working capital deficiency of approximately $1.7 million.

The Company's continued existence is dependent upon its ability to raise capital and/or to successfully market and sell its products.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8.   Derivatives

We follow the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133") along with related interpretations EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") and EITF No. 05-2 "The Meaning of ‘Conventional Convertible Debt Instrument' in Issue No. 00-19" ("EITF 05-2").  SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.  We utilize the Black-Scholes option-pricing model to determine fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument's expected remaining life.  These assumptions require significant management judgment.

Per the guidance of EITF No. 00-19 and EITF No. 05-2, the anti-dilution features of the 2007 Debentures did not meet the definition of "standard" anti-dilution features. Therefore, the conversion feature of the 2007 Debentures was considered an embedded derivative in accordance with SFAS No. 133. Accordingly, we bifurcated the derivative from the 2007 Debentures (host contract) and recorded the liability at its fair value of $10,127,861. The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The key inputs for the valuation analysis at December 31, 2007 were a volatility of 174%, common stock value of $0.84 and a risk free interest rate of 4.4%.

The warrants issued with the debentures were also classified a derivative liability. The Registration Rights Agreements subjects the company to cash penalties in the event the registration statement is not effective by a certain date, or for failure to maintain the effectiveness of the registration statement for a specified period of time. The shares issuable upon conversion could be net-cash settled under circumstances beyond traditional liquidation provisions scope exceptions. Under section 2(iv) of the instrument, the Company may be obligated to pay cash to the holder as "compensation for Buy-In on a failure to timely deliver certificates upon exercise."

At March 31, 2008, the fair value of the derivative liabilities associated with these securities, using the Black-Scholes option-pricing model with key inputs for the valuation analysis at December 31, 2007 were a volatility of 210%, common stock value of $0.57 and a risk free interest rate of 4.4%, was as follows:

	March 31, 2008	Dec. 31, 2007

Embedded conversion feature	$5,963,717	$10,127,860
Warrants	$6,279,412	$10,546,833

Total	$12,243,129	$20,674,693

The decline in the fair value of these embedded derivatives from December 31, 2007 to March 31, 2008 has resulted in producing net income of $8,431,563. This has also caused the results of operations to change from a loss of $(4,832,099) to a profit of $3,599,464.

9.  Subsequent Events

New Financing-10% Senior Convertible Debentures

On May 13, 2008, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with six (6) investors, which include three institutional investors (the "Institutional Holders", collectively with the remaining three accredited investors, the "Purchasers"), as described in the Form 8-K filed on May 15, 2008.

The Company issued 10% Senior Convertible Debentures (the "Debentures") in the aggregate principal amount of $901,250, of which $601,250 in principal amount of Debentures were issued to the Institutional Holders and $300,000 in principal amount of Debentures were issued to three other accredited investors which Debentures, together with accrued but unpaid interest and any other amounts due thereon, are due and payable on November 13, 2008 (the "Maturity Date"). The Company received subscriptions in the gross amount of $500,000 from the Institutional Holders, however their Debentures included an additional 5% of accrued but unpaid liquidated damages due under the Existing Debentures (as defined below), which amount was added to the subscription amount on a dollar for dollar basis to arrive at the principal amount of such Debentures.

The Debentures bear interest at the rate of 10% per annum, payable quarterly, in cash. All overdue accrued and unpaid interest shall entail a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. If the Company fails to pay all outstanding principal and interest on the Debentures by the Maturity Date, the Purchasers shall have the right to convert any outstanding principal or interest in whole or in part, into shares of the Company's common stock at the lesser of (i) $.20 per share or (ii) 85% of the average volume weighted average price for the five trading days immediately prior to conversion, subject to adjustment for certain issuances, stock dividends, stock splits, fundamental transactions or other similar dilutive events.

The Company shall be required to redeem all of the then outstanding principal amount of these Debentures in the event of a subsequent financing with proceeds of at least $3,000,000 (defined as an Automatic Redemption in the Debenture). It should be noted that with respect to non-Institutional Holders, they entered into a Subordination Agreement, filed as Exhibit 10.7 to the Form 8-K filed on May 15, 2008, subordinating their right to receive principal and interest upon the Maturity Date to that of the $2,250,000 in principal amount of Original Issue Discount, 5% Senior Convertible Debentures, due May 30, 2010 (the "Existing Debentures"), issued to the Institutional Holders on November 30, 2007; provided however, that such non-Institutional Holders can (i) convert their Debentures to common stock; and (ii) be repaid in cash pursuant to an Automatic Redemption. These Debentures are senior to all current and future indebtedness of the Company during the term of the Debentures with the exception of the $250,000 Note to the Bank of North Georgia and the Existing Debentures.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statement Regarding Forward-Looking Disclosure

Certain statements contained in this report, including, without limitation, statements containing the words, "likely," "forecast," "project," "believe," "anticipate," "expect," "plan," "may," "should," and the negative or other variations of these words and other words of similar meaning, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments. In addition to the forward-looking statements contained in this report, the following forward-looking factors could cause our future results to differ materially from our forward-looking statements: competition, capital resources, credit resources, funding, government compliance and market acceptance of our products and services. We make these statements under the protection afforded by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

In this report, "we," "us," "our," the "Company," and "WiFiMed" refer to WiFiMed Holdings Company, Inc. and its wholly-owned subsidiaries as of March 31, 2008, unless the context indicates otherwise. Our trademarks include EncounterPRO®, Tablet MD®, WaveLynx™ and C[caduceus]ME™. Other trademarks, service marks and trade names referred to in this report, or documents incorporated or incorporated by reference herein or therein, are the property of their respective owners.

The following discussion and analysis provides information, which WiFiMed management believes is relevant to an assessment and understanding of WiFiMed's results of operations and financial condition and should be read in conjunction with the consolidated financial statements and notes thereto presented elsewhere in this report.

Overview

WiFiMed, Inc. is the owner of Tablet MD, software which WiFiMed, Inc. developed to assist physicians and health care providers manage patient workflow.  At March 31, 2008, WiFiMed had an accumulated deficit of approximately $27.8 million.

WiFiMed began operations as WiFiMed, LLC, a Georgia limited liability company, in November 2002 and reorganized as WiFiMed, Inc., a Delaware corporation on or about March 21, 2006.  In March 2007, WiFiMed merged with and into a wholly-owned subsidiary of Bellacasa Productions, Inc. (which was subsequently renamed WiFiMed Holdings Company, Inc.) with WiFiMed, Inc remaining as the surviving entity.  For accounting purposes the consummation of these actions resulted in a reverse merger with WiFiMed, Inc. as the accounting acquirer and surviving operating entity.  Thus, the historical financial statements of the Company prior to the effective date of the Bellacasa merger were restated to be those of WiFiMed, Inc.

In October 2007, the Company acquired substantially all of the assets of JMJ Technologies, Inc., which included JMJ's flagship product—the EncounterPRO EHR, a nationally-acclaimed electronic health record or "EHR" with more than 300 medical practices charting medical records for an estimated three million patients. In addition, 26 employees of JMJ had been employed by the Company, and JMJ's management supplanted the previous management of the Company, with the exception of the board of directors which remained largely intact.

On February 29, 2008, the Company's wholly owned subsidiary, CyberMedx Medical Systems, Inc. ("CMS Inc.") purchased the assets and know-how of CyberMedx Medical Systems, LLC ("CMS, LLC") pursuant to the Asset Purchase Agreement, dated February 20, 2008, in exchange for consideration of 900,000 shares of the Company's common stock to the unit holders of the CMS, LLC (with another 100,000 shares of common stock to be escrowed for one year for the benefit of the unitholders and to provide a ready source of recovery for any claims by the Company for indemnity), and 100,000 shares of common stock to certain business agents in connection with the arrangement of the transaction, in addition to up to an additional 900,000 shares of the Company's common stock as a post-closing adjustment, among other consideration more fully described therein. In connection with the Asset Purchase Agreement, CMS, Inc. entered into an employment agreement with Ronald R. Barnett (the "Employment Agreement"), as described more fully in the Company's Form 8-K, filed with the Commission on March 6, 2008.

WiFiMed's offices are located at 2000 RiverEdge Parkway, Suite GL 100A, Atlanta, GA 30328. Its phone number is (770) 919-7220 and its website is www.wifi-med.com.

Critical Accounting Policies

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

Software Development Expenditures

The Company accounts for its software development costs that will be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards Board ("FASB") 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."  Accordingly, software development costs are capitalized once technological feasibility has been established and continues until the product is available for general market release.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  During the three month periods ended March 31, 2008 and March 31, 2007, the Company expensed software development costs as incurred because the net realizable value was not assured.  These costs totaled $23,691 and $54,310 for the three month periods ended March 31, 2008 and March 31, 2007, respectively.

Recent Accounting Policies

1)  In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. As such, the Company adopted these provisions at the beginning of the fiscal year ending December 31, 2008. Adoption of SFAS 159 did not have a significant effect on the Company's financial statements.

2) In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company adopted these provisions at the beginning of the fiscal year ending December 31, 2008. Adoption of SFAS 157 did not have a significant effect on the Company's financial statements.

3)  In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), "Business Combinations." SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. The Company does not expect adoption of SFAS 141(R) to have a material effect on its financial statements.

4)  In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. The Company does not expect SFAS 160 to have a material effect on its financial statements.

Quarterly Financial Information

Material Changes in Results of Operations For the Three Month Period Ended March 31, 2008 As Compared to the Three Month Period Ended March 31, 2007.

Revenues – Revenues for the three months ended March 31, 2008 were $392,974 compared to $0 for the three months ended March 31, 2007. The increase in revenue is primarily the result of the acquisition of the assets of JMJ Technologies, as well as the merger with WiFiMed, Inc.

Costs and Expenses - Total operating expenses for the three months ended March 31, 2008 were $5,273,003, compared to $606,242 in the three months ended March 31, 2007.

Selling, general and administrative expenses in the three months ending March 31, 2008 were $5,162,736, which consisted primarily of payroll and related employee expenses of $652,971; professional fees of $287,818 for legal and accounting services; $608,000 for consulting; and $34,226 for travel, meals and entertainment.  Other expenses for the period were research and development, $23,691; non-cash compensation and consulting charges of $3,086,586; rent of $38,545; and depreciation and amortization of $64,439.  Net Interest expense for the period was $11,781.

Selling, general and administrative expenses in the three months ending March 31, 2007 were $551,932 which consisted primarily of payroll and related employee expenses of $330,451; professional fees of $64,271 for legal and accounting services; $95,040 for commissions; and $17,849 for travel, meals and entertainment.  Other expenses for the period were research and development, $54,310; and depreciation, $7,199.  Net Interest expense for the period was $5,640.

Net Income - Net income, before taxes, for the three months ended March 31, 2008 was $3,599,464.  Net loss, before taxes, for the three months ended March 31, 2007 was $(611,882).  The net change of approximately $4.2 million resulted from higher payroll and related employee expenses, offset by an $8.4 million non-cash decrease in the value of the embedded derivatives attached to the 5% senior convertible debentures issued as of November 30, 2007, as a result of the decline in the Company's stock price in the first quarter.  See footnote 8 to the Financial Statements.

WiFiMed has not reduced its net income for the three months ended March 31, 2008 or reduced its net loss for the three months ended March 31, 2007, by any tax expense or benefit, and consequently, for both periods, its net loss was the same before and after taxes.

Net Earnings per Share - For the three months ended March 31, 2008, basic and diluted earnings were $.09 and $.06 per share, respectively.  For the three months ended March 31, 2007, basic and diluted (loss) per share were $(.03) and $(.03) per share, respectively. Basic earnings (loss) per share for the three months ended March 31, 2008 and March 31, 2007 period were based on 38,812,658 and 19,118,077 weighted average shares, respectively. Fully diluted earning (loss) per share for the three months ended March 31, 2008 was $.06 based upon 61,678,859 weighted average fully diluted shares outstanding. For the three months ended March 31, 2007, diluted earnings per share is the same as basic earnings per share.

Material Changes in Financial Condition, Liquidity and Capital Resources as of March 31, 2008

Liquidity and Capital Resources

As of March 31, 2008, WiFiMed's cash balance was $58,689, as compared to $1,111,218 on December 31, 2007.  The decrease in cash on hand from December 31, 2007 was primarily a result of operating expenses incurred by the Company. At March 31, 2008, WiFiMed had an accumulated deficit of approximately $27.8 million and working capital deficit of approximately $1,674,000.  As disclosed below, WiFiMed requires additional working capital in order to develop its business operations.

As of March 31, 2008, WiFiMed liabilities totaled approximately $14.6 million, which consisted of accounts payable of $595,788; accrued expenses of $316,234; loans payable of $366,704; deferred and unearned revenue of $747,495; derivative liabilities of $12,243,129; 5% senior convertible debt of $299,900; and capital lease obligations of $16,722.

As of December 31, 2007, total liabilities were approximately $23 million, which consisted of aggregate derivative liability for warrants and debentures of approximately $20.7 million; accounts payable of $629,174; accrued expenses of $317,447; loans payable of $480,105; capital lease obligations of $18,488; unearned revenues of $764,044 and $74,900 of 5% senior convertible debt.

On May 13, 2008, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with six (6) investors, which include three institutional investors (the "Institutional Holders," collectively with the remaining three accredited investors, the "Purchasers") providing for the issuance of 10% Senior Convertible Debentures and Warrants in the aggregate principal amount of $901,250 (the "Financing"), as reported in the Company's Current Report on Form 8-K, filed with the SEC on May 15, 2008.  The net proceeds from the Financing shall be used for working capital purposes, in addition to making payment to the Arkansas investors under the Consent Order, incorporated by reference to this report as Exhibit 10.1, and making interest payments under those certain Debentures issued in November 2007.

Aside from the Financing, WiFiMed intends to meet its cash needs for the next 12 months by the sale of additional securities or borrowings, subject to the terms of the various financing agreements the Company has with its investors.  WiFiMed needs to raise approximately $10 million in capital in order to pursue its business plan over the next 12 months, including a proposed acquisition, and the required additional financing may not be available on acceptable terms, or at all.  Other than the Company's recent Financing, no binding commitment for an investment in WiFiMed has been made, and a number of factors beyond its control may make any future financings uncertain.  There is no assurance WiFiMed will be able to sell its securities or borrow funds to pursue its business objectives.  WiFiMed will require the infusion of capital to sustain planned growth and failure to raise enough capital to continue operations may hold a significant risk to its shareholders.

Ability to Continue as a Going Concern and Plan of Operation

WiFiMed's consolidated financial statements, which are included in this report, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  WiFiMed liquidity has been adversely affected by losses of more than $27.8 million since its incorporation date, December 2004, which raises substantial doubt about WiFiMed's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  WiFiMed's management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing its research and development efforts.  There can be no assurance, however, that WiFiMed will be successful in accomplishing its objectives.

Capital Expenditures

During the three months ended March 31, 2008 and March 31, 2007 WiFiMed purchased $37,395 and $3,819, respectively, of capital equipment, largely computer equipment, software and demonstration units.

Research and Development

WiFiMed spent $23,691 on research and development activities for the three months ended March 31, 2008, as compared with $54,310 for the three months ended March 31, 2007.  These activities were focused on developing and refining our proprietary technology which needed less work during the current year.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

The Company, as a smaller reporting company, is not required to provide the information required by this item pursuant to Item 305 of Registration S-K.

Item 4T.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2008.  Based on this evaluation, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 3, 2007, the Company was sued in an action entitled Kevin M. Charest v. WiFiMed, Inc. (Superior Court Cobb County, Georgia - Case Number 07105534-48), for breach of contract and misrepresentation of employment status by the Company's prior management. The plaintiff, a former employee was seeking severance pay and expenses totaling approximately $100,000.  The matter has been resolved; the proceeding was dismissed with prejudice on February 14, 2008.

On December 14, 2007, the Arkansas Securities Department (the "ASD") commenced an inquiry regarding the Company's prior management's issuance of common stock and warrants pursuant to an April 2007 private placement memorandum ("PPM") to investors residing in the State of Arkansas, having subscriptions in the aggregate amount of $55,000.  The inquiry was centered on the alleged sale of such securities through one or more unregistered broker-dealers, as well as the alleged violation of an SEC consent order for Roger Taft, in particular.  The Company has agreed to settle the matter, without admitting or denying any findings of fact or ASD staff allegations, and executed a consent order on March 19, 2008, providing for: (i) the rescission offer to four Arkansas investors repaying their original subscriptions in an amount of up to $55,000 in the aggregate, plus 6% interest from the date of their respective investments; and (ii) the payment of a $10,000 fine to the ASD.  On or about April 18, 2008, the Company commenced the rescission offer, which by its terms shall remain open for a period of thirty (30) days from the date of delivery of such rescission notice to the respective Arkansas investors.

Other than as described in this "Legal Proceedings" section and in the Legal Proceedings section of the Form 10-K for the year ended December 31, 2007, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to it in reference to pending litigation.

Item 1A.  Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this item.  However, except as set forth below, there are no material changes from risk factors as previously disclosed in the Company's Form 10-K for the year ended December 31, 2007.

As disclosed in the Company's Form 8-K filed on May 15, 2008, the Company entered into a Consent, Waiver and Amendment Agreement on May 13, 2008, pursuant to which the institutional holders of $2,250,000 in principal amount of Original Issue Discount 5% Senior Convertible Debentures due May 30, 2010 (the "Existing Debentures") and warrants agreed to permit the Company to withdraw the registration statement the Company filed to register the shares of common stock underlying the Existing Debentures and Warrants on the condition that Rule 144 will be available for unrestricted re-sales of those securities following the six month holding period.  The Company issued $101,250 in principal amount of 10% Senior Convertible Debenture to the institutional holders on May 13, 2008 in consideration of 5% of accrued but unpaid liquidated damages under the Existing Debentures, in addition to their purchase of $500,000 of such Existing Debentures,.  Accordingly, the risk factor entitled "The November 2007 Financing Agreements Require That Our Registration Statement Became Effective Within 90 Days After the Closing Date (120 days in the event of SEC review) which Has Not Happened Forcing Us To Incur Liquidated  Damages" is hereby eliminated.

In addition, although the Company received gross proceeds of $800,000 on March 31, 2008, as disclosed in the above-described Form 8-K, its need for additional funding, as described in the Risk Factors remains unchanged.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

    None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On January 24, 2008, the Company filed a preliminary information statement on Schedule 14C with the Commission, which is incorporated herein by reference from Exhibit 22.1 to this report, regarding the corporate action taken by our Board of Directors and by the written consent of the holders of the majority of the voting power (the "majority stockholders") of WiFiMed Holdings Company, Inc. for the purpose of approving an amendment to the Companies' articles of incorporation to increase the number of authorized shares of common stock from 75,000,000 to 150,000,000.  As the Commission deemed the Company's manner of obtaining the consent of the majority stockholders to be a solicitation as defined in Rule 14a-1(1) promulgated under the Exchange Act, as amended, the Company must file proxy materials on the SEC's website in order to obtain stockholder approval of the aforementioned corporate actions, among others, to be included in such forthcoming proxy materials.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement dated February 20, 2008, by and among WiFiMed Holdings Company, Inc., CyberMedx Medical Systems, Inc., CyberMedx Medical Systems, LLC, Ronald R. Barnett, and Micro Technology Services, Inc.	(1)
10.1	Consent Order, dated as of March 19, 2008, between the Company and the Arkansas Securities Department.	(2)
10.2	Employment Agreement, dated as of March 1, 2008, between Ronald R. Barnett and CyberMedx Medical Systems, Inc.	(3)
22.1	Information Statement, dated February __, 2008, from the Company to its stockholders.	(4)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
99.1	Press Release, dated January 29, 2008.	(5)

* Filed herewith.

(1) Incorporated by reference from Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on February 26, 2008
(2) Incorporated by reference from Exhibits to the Company's Current Report on Form 8-K, filed with the SEC on March 20, 2008.
(3) Incorporated by reference from the Company's Current Report on Form 8-K, filed with the SEC on March 6, 2008.
(4) Incorporated by reference from the Company's preliminary information statement on Schedule 14C, filed with the SEC on January 24, 2008.
(5) Incorporated by reference from Exhibits to the Company's Current Report on Form 8-K, filed with the SEC on January 29, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

DATED:  May 19, 2008

WiFiMed Holdings Company, Inc.

By: /s/ Gregory D. Vacca
   Gregory D. Vacca
   Chief Executive Officer and
   Principal Financial Officer

WiFiMed Holdings Company, Inc.
 Quarterly Report on Form 10-Q
Quarter Ended March 31, 2008

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.