Form 10-Q
period 2008-06-30
WIFIMED HOLDINGS COMPANY, INC.
filed 2008-08-14
CIK 1108088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
                Yes:               No:      X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  There were a total of 43,137,035 shares of the registrant's common stock, par value $.0001 per share, outstanding as of August 12, 2008 and no other classes of common stock.

WifiMed Holdings Company, Inc.
Quarterly Report on Form 10-Q

Period Ended June 30, 2008

Table of Contents

PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements:
Condensed Balance Sheets as of June 30, 2008 (Unaudited) and
December 31, 2007 (Audited)
Condensed Statement of Operations for the three and six months ended June 30, 2008 and June 30, 2007 (Unaudited)
Condensed Statements of Cash Flow for the six months ended
   June 30, 2008 and June 30, 2007 (Unaudited)
Notes to Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Quantitative and Qualitative Disclosure About Market Risk
Item 4T.  Controls and Procedures

PART II .  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 1A.  Risk Factors
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits

SIGNATURES

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

WiFiMed Holdings Co., Inc.
Consolidated Balance Sheet

Assets	June 30, 2008 (unaudited)	December 31, 2007

Current Assets
Cash & cash equivalents	$137,840	$1,111,218
Accounts receivable, net	262,918	269,450
Receivables-employees	6,035	0
Prepaid expenses	26,301	10,287

Total current assets	433,094	1,390,955

Property & equipment (net)	94,918	88,062
Goodwill	5,935,430	5,035,430
Amortizable intangible assets, net	945,000	997,500
Advances to affiliated entities and other	240,807	111,775

Total assets	$7,649,249	$7,623,722

Liabilities & Stockholders' Deficiency

Current Liabilities:
Accounts payable	$755,285	$629,174
Accrued expenses	470,613	317,447
Unearned revenue & customer deposits	795,406	764,044
Notes due in less than one year	295,499	480,105
Current portion of capital lease obligation	8,500	7,599
Convertible notes payable	241,250	0

Total current liabilities	2,566,553	2,198,369

Long-Term Debt:
Convertible, net of discount	802,400	74,900
Capitalized leases	6,369	10,889
Fair value of derivative instruments	4,598,294	20,674,693

Stockholders' Deficiency:
Common stock-75,000,000 authorized $0.0001 par value
42,337,035 issued & outstanding (36,279,277 in 2007)	4,235	3,629
Additional paid in capital	22,469,524	17,064,666
Subscriptions receivable	(1,000,000)	(1,000,000)
Accumulated Deficit	(21,798,126)	(31,403,424)

Total Stockholders' Deficiency:	(324,367)	(15,335,129)

Total Liabilities & Stockholders' Deficiency	$7,649,249	$7,623,722

See notes to unaudited interim financial statements.

WiFiMed Holdings Co., Inc.
Consolidated Statement of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenue:
Sales of hardware	$187,756	$0	$305,730	$0
Software license fees and ongoing support	334,793	0	609,793	0

Total revenue	$522,549	$0	$915,523	$0

Cost and Expenses:
Cost of tangible goods sold	55,351	2,917	141,927	2,917
Research and development	17,423	86,400	41,114	140,709
Selling, General & Administrative Expenses	1,669,417	691,931	6,772,442	1,243,305
Derivative valuation gain	(8,561,086)	0	(16,992,649)	0
Interest expense, net	1,331,742	11,273	1,343,523	16,621

Total costs and expenses	(5,487,152)	792,521	(8,693,642)	1,403,552

Income/(loss) from operations	6,009,701	(792,521)	9,609,165	(1,403,552)

Income Taxes	3,856	0	3,856	0

Net Loss	$6,005,845	($792,521)	$9,605,309	($1,403,552)

Basic Net Income (Loss) Per Common Share	$0.14	($0.03)	$0.24	($0.06)
Diluted Net Income (Loss) Per Common Share	$0.11		$0.17
Weighted Average Common Shares Outstanding (Basic)	42,326,309	24,403,203	40,569,483	21,761,808
Weighted Average Common Shares Outstanding (Diluted)	60,578,915		59,620,133

See notes to unaudited interim financial statements.

WiFiMed Holdings Co., Inc.
Consolidated Statement of Cash Flows
(unaudited)
	Six Months Ended June 30,
	2008	2007

Cash Flows from Operating Activities:
Net Income	$9,605,309	($1,403,552)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Depreciation, Amortization	81,231	10,373
Amortization of debt discount	698,750	0
Non-cash financing charges	551,250	0
Valuation of derivatives	(16,992,649)	0
Amortization of share based deferred compensation	2,178,396	0
Stock issued for services	617,500	0
Fair value of options issued for services	1,660,605	104,942
Book value of disposed assets	54,309	0
Changes in Operating Assets and Liabilities:
Accounts receivable	6,532	0
Prepaid expenses	(12,657)	1,571
Accounts payable	178,739	187,571
Accrued expenses	132,518	82,776
Unearned revenue and customer deposits	31,362	(47,635)

Net cash used by operating activities	(1,208,805)	(1,063,954)

Cash Flows from Investing Activities:
Purchase of equipment	(37,548)	(4,022)
Advances to affiliates and other	(138,423)	(102,790)

Net cash used by investing activities	(175,971)	(106,812)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	0	735,000
Loan Proceeds	635,000	435,766
Payments made on capital leases	(3,619)
Payment of debt	(219,982)	0

Net cash generated by financing activities	411,399	1,170,766

Net Change In Cash	(973,378)	0
Cash-Beginning	1,111,218	0

Cash-Ending	$137,840	$0
See notes to unaudited interim financial statements.

Supplemental disclosure of non-cash transactions:
Value of common stock issued to settle accrued expenses	48,961	313,800
Conversion of accrued expense to 10% debenture	101,250
Fair Value Shares issued to acquire assets of Cybermedx	900,000
Note issued to relieve restrictive loan covenants	450,000

WiFiMed Holdings Company, Inc.
 Notes to Consolidated Financial Statements
 June 30, 2008
 (unaudited)

1. Description of Business and Summary of Significant Accounting Policies

General

These financial statements should be read in conjunction with WiFiMed Holdings Company, Inc.'s ("WiFiMed" or the "Company") Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission ("SEC"), on April 16, 2008, and the accompanying financial statements and related notes thereto. The accounting policies used in preparing these financial statements are the same as those described in the Company's Form 10-K for the year ended December 31, 2007.

Business

WiFiMed Holdings Company, Inc. (the "Company"), through its wholly-owned subsidiaries as of June 30, 2008, WiFiMed, Inc, EncounterPRO Healthcare Resources, Inc. ("EncounterPRO") and CyberMedx Medical Systems, Inc.("CyberMedx"), develops and sells electronic health record software, as well as associated services and computer hardware, to medical practices. Effective October 1, 2007, the Company acquired substantially all of the assets of JMJ Technologies, Inc., which assets were acquired by the new subsidiary formed for that purpose, EncounterPRO. Effective February 29, 2008, the newly-formed, wholly-owned subsidiary Cybermedx Medical Systems, Inc. acquired substantially all of the assets of Cybermedx Medical Systems, LLC ("CMS, LLC"). That acquisition did not reach the financial thresholds necessary to require disclosure of the historical financial statements and pro-formas  of CMS, LLC pursuant to Article 8 of Regulation S-X. Accordingly, the financial statements represent the consolidation of the financial statements of the Company's two wholly-owned subsidiaries as of December 31, 2007.

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and the general instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period.

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

Reclassifications

Certain reclassifications have been made to the December 31, 2007 financial statements to conform with the June 30, 2008 presentation.

2. Stock-based employee compensation

WiFiMed has a stock option plan under which employees, consultants, and other advisors may be issued options to purchase the common stock of the Company.  The plan is administered by the Board of Directors or a committee thereof.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the six months ended June 30, 2008: dividend yield of 0%; expected volatility of 210%; risk-free interest rate of 4.4% and an expected life of 5-10 years. As of June 30 2008 there was $2,476,000 of total unrecognized compensation cost of non-vested share-based compensation arrangements related to stock options granted.

The following table summarizes stock option activity for the six months ended June 30, 2008:

		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*

	Shares

Options outstanding at December 31, 2007	2,038,711	$0.42	4.0	$0
Granted	4,998,000	$0.67
Exercised	(489,610)	$0.10
Lapsed	0

Options outstanding at June 30, 2008	6,547,101	$0.63	9.5	$0

Options exercisable at June 30, 2008	3,695,340	$0.62	9.3	$0

*Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price.

The Company also grants stock to employees as a form of compensation. It accounts for such issuances under SFAS 123R. During the first six months of 2008 we issued 4,000,000 shares, restricted for 3 years, with an aggregate fair value of approximately $3.6 million. $750,000 of compensation has been recognized through June 30, 2008 while $2,850,000 remains unrecognized.

3. Net earnings per common share

Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share." We compute basic earnings per share by dividing net income or loss by the weighted average number of common shares outstanding for each period. Diluted net earnings per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic net loss per share calculation using the treasury stock method, if their effect is dilutive. Basic earnings (loss) per share for the three months ended June 30, 2008 and 2007, respectively are $0.14 and $(0.03), respectively, based upon 42,326,309 weighted average shares outstanding in 2008 and 24,403,203 weighted average shares outstanding in 2007. Basic earnings (loss) per share for the six months ended June 30, 2008 and 2007, respectively are $0.24 and $(0.06), respectively, based upon 40,569,483 weighted average shares outstanding in 2008 and 21,761,808 weighted average shares outstanding in 2007. Fully diluted earning (loss) per share for the three and six-months ended June 30, 2008 was $.11 and $.17 based upon 60,578,915and 59,620,133, respectively, weighted average fully diluted shares outstanding. For the three and six-months ended June 30, 2007, diluted earnings per share is the same as basic earnings per share since the effect on earnings of the conversion of our convertible debt, stock options and warrants would have an anti-dilutive effect on earnings per share.

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

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three months ended March 31, 2007, assuming the acquisition of JMJ Technologies and CyberMedx were completed at the beginning of the period:

	Pro Forma Condensed Statement of Operations Six Months Ended June 30, 2007	Pro Forma Condensed Statement of Operations Three Months Ended June 30, 2007

Revenue	$773,405	$445,687
Cost of revenue	89,455	13,513

Gross margin	$683,950	$432,174

Costs and expenses:
General & administrative	2,078,954	1,101,262
Research & development	140,709	86,400
Interest, net of interest income	129,535	64,755

Total costs and expenses	2,349,198	1,252,417
Income taxes	0	0

Net loss from continuing operations	($1,665,248)	($820,243)

Basic and diluted loss per share	($0.06)	($0.03)
Weighted average number of shares outstanding	28,023,875	30,665,270

5.  Income Taxes

At June 30, 2008 the entire deferred tax asset balance was reserved and no provision for income taxes had been reflected for the three months then ended.

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

7.  Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $21.8 million at June 30, 2008 and a working capital deficiency of approximately $2.1 million.

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

Per the guidance of EITF No. 00-19 and EITF No. 05-2, the anti-dilution features of the 2007 and 2008 Debentures did not meet the definition of "standard" anti-dilution features. Therefore, the conversion feature of the 2007 and 2008 Debentures was considered an embedded derivative in accordance with SFAS No. 133. Accordingly, we bifurcated the embedded derivative from the Debentures (host contracts) and recorded the liability at its fair value. The fair value of this derivative liability was determined using the Black-Scholes option pricing model. The key inputs for the valuation analysis at December 31, 2007, were a volatility of 174%, common stock value of $0.84 and a risk free interest rate of 4.4%.

The warrants issued with the 2007 and 2008 Debentures were also classified as a derivative liability. The Registration Rights Agreements, which was initially executed in connection to the issuance of the 2007 Debentures, subjected the Company to cash penalties in the event the registration statement was not effective by a certain date, or for failure to maintain the effectiveness of the registration statement for a specified period of time. The shares issuable upon conversion could be net-cash settled under circumstances beyond traditional liquidation provisions scope exceptions. That Registration Rights Agreement was effectively suspended by the parties, provided that the Company continues to observe its reporting responsibilities for purposes of permitting trading transactions in accordance with SEC Rule 144. The Company may be obligated to pay cash to the holder as "compensation for Buy-In on a failure to timely deliver certificates upon exercise."

The fair value of the derivative liabilities associated with these securities was calculated using the Black-Scholes option-pricing model. Key inputs for the valuation analysis at June 30, 2008, were a volatility of 210%, common stock value of $0.17 and a risk free interest rate of 4.4%. The following table summarizes our 2008 derivative activity:

	Embedded conversion feature	Warrants

Fair Value at December 31, 2007	$10,127,860	$10,546,833
Initial fair value of instruments associated with 10% debentures	394,211	342,039
Initial fair value of instruments associated with 5% debentures	180,000	none
Fair value adjustment at June 30	(8,558,223)	(8,434,426)

Fair Value at June 30, 2008	$2,143,848	$2,454,446

9.  New Debt Financing

10% Senior Convertible Debentures

On May 13, 2008, the Company entered into a Securities Purchase Agreement (the "May Securities Purchase Agreement") with six (6) investors, which include three institutional investors (the "Institutional Holders", collectively with the remaining three accredited investors, the "Purchasers"), as described in the Form 8-K filed on May 15, 2008.

The Company issued 10% Senior Convertible Debentures (the "May Debentures") in the aggregate principal amount of $901,250, of which $601,250 in principal amount of May Debentures were issued to the Institutional Holders and $300,000 in principal amount of May Debentures were issued to three other accredited investors which May Debentures, together with accrued but unpaid interest and any other amounts due thereon, are due and payable on November 13, 2008 (the "Maturity Date"). The Company received subscriptions in the gross amount of $500,000 from the Institutional Holders, however their Debentures included an additional 5% of accrued but unpaid liquidated damages due under the Existing Debentures (as defined below), which amount was added to the subscription amount on a dollar for dollar basis to arrive at the principal amount of such Debentures.

The May Debentures bear interest at the rate of 10% per annum, payable quarterly, in cash. All overdue accrued and unpaid interest shall entail a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. If the Company fails to pay all outstanding principal and interest on the May Debentures by the Maturity Date, the Purchasers shall have the right to convert any outstanding principal or interest in whole or in part, into shares of the Company's common stock at the lesser of (i) $.20 per share or (ii) 85% of the average volume weighted average price for the five trading days immediately prior to conversion, subject to adjustment for certain issuances, stock dividends, stock splits, fundamental transactions or other similar dilutive events.

The Company shall be required to redeem all of the then outstanding principal amount of these May Debentures in the event of a subsequent financing with proceeds of at least $3,000,000 (defined as an Automatic Redemption in the May Debenture). It should be noted that with respect to non-Institutional Holders, they entered into a Subordination Agreement, filed as Exhibit 10.7 to the Form 8-K filed on May 15, 2008, subordinating their right to receive principal and interest upon the Maturity Date to that of the $2,250,000 in principal amount of Original Issue Discount, 5% Senior Convertible Debentures, due May 30, 2010 (the "Existing Debentures"), issued to the Institutional Holders on November 30, 2007; provided however, that such non-Institutional Holders can (i) convert their May Debentures to common stock; and (ii) be repaid in cash pursuant to an Automatic Redemption. These May Debentures are senior to all current and future indebtedness of the Company during the term of the Debentures with the exception of the $250,000 Note to the Bank of North Georgia and the Existing Debentures.

 Previous Debt Financing: 5% Convertible Debentures

As previously described in the Company's 10-K filed on April 16, 2008 and on Form 8-K filed on December 6, 2007, the Company entered into and consummated a Securities Purchase Agreement as of November 30, 2007, with the following three institutional investors: Enable Growth Partners LP, Pierce Diversified Strategy Master Fund LLC, and Enable Opportunity Partners LP (the "November Financing").  The aggregate purchase price was $2,025,000, and the investment consisted of Senior Convertible Debentures (the "November Debentures" or "Existing Debentures") in the aggregate principal amount of $2,250,000 which, together with accrued but unpaid interest and any other amounts due thereon, are due and payable on May 31, 2010, or earlier upon acceleration following an Event of Default, as defined in the November Debentures. The November Debentures bear interest at a nominal rate of 5% per annum, payable quarterly, in cash, or additional shares of our common stock in the event certain conditions exist, as described in the November Financing documents.  All overdue accrued and unpaid interest shall entail a late fee equal to the lesser of __% per annum or the maximum rate permitted by law.

In connection with an concurrently with the consummation of the May Securities Agreement and the issuance of the May Debentures, the Company issued an additional $450,000 in November Debentures to the Institutional Investors to secure those investors' consent to the consummation of the May Securities Purchase Agreement, as described more fully in the Form 8-K and accompanying exhibits filed with the Commision on May 15, 2008.

The principal amount of the November Debentures and accrued interest thereon are convertible into shares of our common stock at the election of the Purchasers at an initial exercise price of $.20 per share, subject to adjustment for certain issuances, transactions or events that would result in dilution to the holders.

The November Debentures are senior to all current and future indebtedness of the Company during the term of the Debentures with the exception of the $250,000 Note to the Bank of North Georgia, and to the extent permitted under that certain Subordination Agreement, filed as Exhibit 10.5 to the Form 8-K filed in connection with the November Financing on December 6, 2008.  The November Debentures also contain a mandatory prepayment provision, beginning on the eighth month anniversary of the Closing Date, and continuing on the same day of each successive month thereafter for 22 months, the Company must repay 1/22nd of the original principal plus accrued interest on the November Debentures either in cash or common stock, at the Company's option.  The November Financing further provides to the Purchasers warrants to purchase an aggregate of 11,250,000 shares of the Company's common stock at an exercise price of $.50 per share, subject to adjustment, including full-ratchet anti-dilution protection, and are exercisable for a period of five years (the "November Warrants").  The November Warrants may also be exercised on a "cashless" basis if at any time after the earlier of (i) the one year anniversary of the date of the Purchase Agreement and (ii) the completion of the then-applicable holding period required by Rule 144, or any successor provision then in effect, there is no effective Registration Statement registering, or no current prospectus available for, the resale of the shares underlying the November Warrants.  The option of each Purchaser to convert the November Debentures, or exercise the November Warrants, is subject to the restriction that such conversion or exercise, does not result in the Purchaser beneficially owning at any one time more that 4.99% of our outstanding shares of common stock.

Collectively, the 2008 convertible debt securities were issued with a non-detachable conversion feature and 4,000,000 detachable warrants. The values ascribed to the note, the conversion feature of the note, other potential embedded derivative features, and detachable warrants follow the guidance of EITF Issue No. 00-19,  Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock; SFAS No. 150,  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ; and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and the embedded conversion feature, be bifurcated, and initially recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations.

The terms of the convertible debentures include a conversion price reset feature which provides for a reduction in conversion price of the debentures into shares of the Company's common stock at a rate equal to the terms of any future offering. The monthly redemption provision also provides that if payment is to be made in shares then such share amount is to be determined by an adjustment to the conversion price determined by discounting by 10% the volume weighted average price of the common stock for a 10 day trading period immediately before the redemption date. Because the conversion option is indexed to our own stock and a separate instrument with the same terms would be classified in stockholders' equity in the statement of financial position, the written option was not considered to be a derivative instrument for the issuer under SFAS 133 paragraph 11(a). However, under EITF 00-19 we have determined that the current conversion rates are not fixed and determinate and will change in circumstances outside management's control and, accordingly, the conversion feature was separated from the host contract.

These debentures were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the quoted market price at the time of the issuance. The Company allocated the proceeds of the debt between the warrants and the debt based on relative fair values. The beneficial conversion feature of $394,211 and $180,000 for the 10% and 5% debentures, respectively, was recorded separately based on the intrinsic value method per EITF 98-5. The intrinsic value of the beneficial conversion feature exceeded the proceeds allocable to the convertible debt; therefore, the amount of the discount and derivative liability initially assigned to the beneficial conversion feature was limited to the amount of the proceeds allocable to the convertible debt.

The terms of the warrants also include a reset conversion feature which provides for a reduction in conversion price of the debentures into shares of the Company's common stock at a rate equal to the terms of any future offering. The monthly redemption provision also provides that if payment is to be made in shares then such share amount is to be determined by an adjustment to the conversion price determined by discounting by 10% the volume weighted average price of the common stock for a 10 day trading period immediately before the redemption date. Because the conversion option is indexed to our own stock and a separate instrument with the same terms would be classified in stockholders' equity in the statement of financial position, the written option was not considered to be a derivative instrument for the issuer under SFAS 133 paragraph 11(a). However, under EITF 00-19 we have determined that the current conversion rate is not fixed and determinate and will change in circumstances outside management's control and, accordingly, derivative treatment applies. The fair value ascribed to the warrants exceeded the proceeds allocable; therefore, the amount of the discount and derivative liability initially assigned to the warrants was limited to the amount of the proceeds allocable or $342,039.

We utilize the Black-Scholes option-pricing model to determine fair value of the note, conversion feature and warrants.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument's expected remaining life. Assumptions used were dividend yield of 0%; expected volatility of 210%; risk-free interest rate of 4.4% and an expected life ranging between 4 months to 5 years.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statement Regarding Forward-Looking Disclosure

Certain statements contained in this report, including, without limitation, statements containing the words "likely," "forecast," "project," "believe," "anticipate," "expect," "plan," "may," "should," and the negative or other variations of these words and other words of similar meaning, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments. In addition to the forward-looking statements contained in this report, the following forward-looking factors could cause our future results to differ materially from our forward-looking statements: competition, capital resources, credit resources, funding, government compliance and market acceptance of our products and services. We make these statements under the protection afforded by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

In this report, "we," "us," "our," the "Company," and "WiFiMed" refer to WiFiMed Holdings Company, Inc. and its wholly-owned subsidiaries as of June 30, 2008, unless the context indicates otherwise. Our trademarks include EncounterPRO®, Tablet MD®, WaveLynx™, C[caduceus]ME™, CareSymphony™ and Magic Triangle™. Other trademarks, service marks and trade names referred to in this report, or documents incorporated or incorporated by reference herein or therein, are the property of their respective owners.

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

In October 2007, the Company acquired substantially all of the assets of JMJ Technologies, Inc., which included JMJ's flagship product - the EncounterPRO EHR, a nationally-acclaimed electronic health record or "EHR" with more than 300 medical practices charting medical records for an estimated three million patients. In addition, 26 employees of JMJ had been employed by the Company, and JMJ's management supplanted the previous management of the Company, with the exception of the board of directors which remained largely intact.

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

At June 30, 2008, WiFiMed had an accumulated deficit of approximately $21.8 million.

WiFiMed's offices are located at 2000 RiverEdge Parkway, Suite GL 100A, Atlanta, GA 30328, its phone number is (770) 919-7220 and its websites are www.wifmholdings.com, www.encounterpro.com and www.cybermedx.com.

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

Sales of licensed software are recognized as revenue upon delivery and installation of the software at the customer site.  Sometimes our agreements with customers include acceptance provisions, in which case revenue is not recognized prior to customer acceptance.  Regardless of the form of sale, no revenue is recognized without persuasive evidence of an arrangement existing.  Persuasive evidence is determined to be a signed purchase order received from the customer or an equivalent form for those customers lacking a formalized purchase order system.  In the case where customer acceptance is required, persuasive evidence includes this customer acceptance documentation.  In the case of software license sales, a software license agreement signed by both parties is often required in addition to a purchase order or equivalent.  Additionally, revenue is only recognized when a selling price is fixed or determinable and collectability of the receivable is deemed to be probable.

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

Software Development Expenditures

The Company accounts for its software development costs that will be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards Board ("FASB") 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."  Accordingly, software development costs are capitalized once technological feasibility has been established and continues until the product is available for general market release.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  During the six month periods ended June 30, 2008 and June 30, 2007, the Company expensed software development costs as incurred because the net realizable value was not assured.  These costs totaled $41,114 and $140,709 for the six month periods ended June 30, 2008 and June 30, 2007, respectively.

Recent Accounting Policies

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), "Business Combinations." SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. The Company does not expect adoption of SFAS 141(R) to have a material effect on its financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. The Company does not expect SFAS 160 to have a material effect on its financial statements.

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133".  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009  The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.

Quarterly Financial Information

Material Changes in Results of Operations For the Six Month Period Ended June 30, 2008 As Compared to the Six Month Period Ended June 30, 2007.

Revenues – Revenues for the six months ended June 30, 2008 were $915,523 compared to $0 for the six months ended June 30, 2007. The increase in revenue is primarily the result of the acquisition of the assets of JMJ Technologies, as well as the merger with WiFiMed, Inc.

Costs and Expenses - Total operating expenses for the six months ended June 30, 2008 were $8,693.642, compared to $ 1,403,552 in the six months ended June 30, 2007.

Selling, general and administrative expenses in the six months ending June 30, 2008 were $6,772,442, which consisted primarily of payroll and related employee expenses of $3,404,239 (this includes $2,178,396 of amortized deferred equity based compensation under SFAS 123R); professional fees of $236,241 for legal fees and $200,185 for accounting and audit fees; and $2,543,835 for consulting (of which $2,278,105 was non-cash paid in the form of stock and warrants at fair value).  Net Interest expense for the period was $1,343,523. Interest expense included amortization of $689,750 in debt discounts arising from the impact of EITF 98-5 and the resultant bifurcation and recognition of the fair value of embedded the beneficial conversion features and detachable warrants on the 10% and 5% debentures consummated in May, 2008. Interest expense also includes one-time charges for registration rights penalties and the costs associated with obtaining release on restrictive covenants totaling $591,419.

Derivatives:

The conversion feature and detachable warrants associated with debt instruments entered into in 2007 and 2008 contain conversion features and warrant conversion formulas that contain elements precluding equity treatment under FAS 333 and EITF 00-19. SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.  We utilize the Black-Scholes option-pricing model to determine fair value. The fair value of the derivative liabilities associated with these securities was calculated using the Black-Scholes option-pricing model. Key inputs for the valuation analysis at June 30, 2008 were a volatility of 210%, common stock value of $0.17 and a risk free interest rate of 4.4%. The fair value at June 30, 2008 was determined to be $4,598,254. The valuation gain of $16,992,649 is the combined result of revaluation of derivatives carried at $20,674,693 at December 31, 2007 and the addition of  the initial valuation of $736,250 and $180,000 in derivatives  associated with the 2008 5% and 10% financing. The principal driver in the reduction of fair value was the decline in our stock price from $.84 to $.17.

Selling, general and administrative expenses in the six months ending June 30, 2007 were $1,243,305 which consisted primarily of payroll and related employee expenses of $674,027; professional fees of $155,874 for legal and accounting services; $135,290 for commissions; and $ 41,237 for travel, meals and entertainment.  Other expenses for the period were research and development, $140,709; and depreciation, $ 10,373.  Net Interest expense for the period was $18,911.

Net Income - Net income, before taxes, for the six months ended June 30, 2008 was $9,609,165.  Net loss, before taxes, for the six months ended June 30, 2007 was $(1,403,552).  The net change of approximately $10 million resulted from an additional $5.7 million in non-cash financing charges, amortization of debt discount, stock issued for services and amortization of equity-based compensation in 2008, offset by an almost $17.0 million non-cash decrease in the value of derivatives.

Net Earnings per Share - Basic earnings (loss) per share for the three months ended June 30, 2008 and 2007, respectively are $0.14 and $(0.03), respectively, based upon 42,326,309 weighted average shares outstanding in 2008 and 24,403,203 weighted average shares outstanding in 2007. Basic earnings (loss) per share for the six months ended June 30, 2008 and 2007, respectively are $0.24 and $(0.06), respectively, based upon 40,569,483 weighted average shares outstanding in 2008 and 21,761,808 weighted average shares outstanding in 2007. Fully diluted earning (loss) per share for the three and six-months ended June 30, 2008 was $.11 and $.17 based upon 60,578,915and 59,620,133, respectively, weighted average fully diluted shares outstanding. For the three and six-months ended June 30, 2007, diluted earnings per share is the same as basic earnings per share since the effect on earnings of the conversion of our convertible debt, stock options and warrants would have an anti-dilutive effect on earnings per share.

Material Changes in Financial Condition, Liquidity and Capital Resources as of June 30, 2008

Liquidity and Capital Resources

As of June 30, 2008, WiFiMed's cash balance was $137,840, as compared to $1,111,218 on December 31, 2007.  The decrease in cash on hand from December 31, 2007 was primarily a result of operating expenses incurred by the Company.  At June 30, 2008, WiFiMed had an accumulated deficit of approximately $21.8 million and working capital deficit of approximately $2.1 million.  As disclosed below, WiFiMed requires additional working capital in order to develop its business operations.

As of June 30, 2008, WiFiMed liabilities (excluding derivatives) totaled approximately $3.375 million, which consisted of accounts payable of $755,285; accrued expenses of $470,614; loans payable of $295,499; deferred and unearned revenue of $795,406, and convertible debt of with a carrying value of $1,043,650, net of discounts, that carry a maturity value of $3,601,250. $901,250 of the notes mature in November, 2008.

As of December 31, 2007, total liabilities were approximately $2.3 million, excluding derivatives of approximately $20.7 million; including accounts payable of $629,174; accrued expenses of $317,447; short-term loans payable of $480,105; capital lease obligations of $18,488; unearned revenues of $764,044 and $74,900 of 5% senior convertible debt.

On May 13, 2008, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with six (6) investors, which include three institutional investors (the "Institutional Holders," collectively with the remaining three accredited investors, the "Purchasers") providing for the issuance of 10% Senior Convertible Debentures and Warrants in the aggregate principal amount of $901,250 (the "Financing"), as reported in the Company's Current Report on Form 8-K, filed with the SEC on May 15, 2008.  The net proceeds from the Financing was used for working capital purposes, in addition to making payments to the Arkansas investors under the Consent Order, incorporated by reference as Exhibit 10.1 to the 10-Q report filed on May 20, 2008, and making interest payments under those certain Debentures issued as of November 2007.

Aside from the Financing, WiFiMed intends to meet its cash needs for the next 12 months by the sale of additional securities or borrowings, subject to the terms of the various financing agreements the Company has with its existing investors. WiFiMed needs to raise approximately $10 million in capital in order to pursue its business plan over the next 12 months, including a proposed acquisition and the required additional financing may not be available on acceptable terms, or at all.  No binding commitment for an investment in WiFiMed has been made, and a number of factors beyond its control may make any future financings uncertain.  There is no assurance WiFiMed will be able to sell its securities or borrow funds to pursue its business objectives.  WiFiMed will require the infusion of capital to sustain planned growth and failure to raise enough capital to continue operations may hold a significant risk to its shareholders.

Ability to Continue as a Going Concern and Plan of Operation

WiFiMed's consolidated financial statements, which are included in this report, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  WiFiMed liquidity has been adversely affected by losses of more than $21.8 million since its incorporation date, December 2004, which raises substantial doubt about WiFiMed's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  WiFiMed's management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing its research and development efforts.  There can be no assurance, however, that WiFiMed will be successful in accomplishing its objectives.

Capital Expenditures

During the six months ended June 30, 2008 and June 30, 2007 WiFiMed purchased $37,000 and $4,022, respectively, of capital equipment, largely computer equipment, software and demonstration units.

Research and Development

WiFiMed spent $41,114 on research and development activities for the six months ended June 30, 2008, as compared with $140,709 for the six months ended June 30, 2007.  These activities were focused on developing and refining our proprietary technology which needed less work during the current year.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

The Company, as a smaller reporting company, is not required to provide the information required by this item pursuant to Item 305 of Registration S-K.

Item 4T.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2008.  Based on this evaluation, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On June 12, 2008, Clements Bernard Miller, LLP, the successor law firm to one of WiFiMed, Inc.'s former law firms, filed suit in the State Court of Cobb County, Georgia, against WiFiMed, Inc. seeking payment of allegedly outstanding fees.  The suit was voluntarily dismissed without prejudice on July 14, 2008, and re-filed in substantially the same form in the State Court of Fulton County, Georgia on July 14, 2008.

On June 25, 2008, Bank of America, N.A., filed suit in the State Court of Fulton County, Georgia, against WiFiMed, Inc. and it former President, Jeffrey K. Simon, as guarantor, seeking repayment of $128,363.50 of loans evidenced by two lines of credits established by Mr. Simon, allegedly on behalf of WiFiMed, Inc.

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

As disclosed in the Company's Form 8-K filed on May 15, 2008, the Company entered into a Consent, Waiver and Amendment Agreement on May 13, 2008, pursuant to which the institutional holders of $2,250,000 in principal amount of Original Issue Discount 5% Senior Convertible Debentures due May 30, 2010 (the "Existing Debentures") and warrants agreed to permit the Company to withdraw the registration statement the Company filed to register the shares of common stock underlying the Existing Debentures and Warrants on the condition that Rule 144 will be available for unrestricted re-sales of those securities following the six month holding period.    The Company issued $101,250 in principal amount of 10% Senior Convertible Debenture to the institutional holders on May 13, 2008, in consideration of 5% of accrued but unpaid liquidated damages under the Existing Debentures, in addition to their purchase of $500,000 of such Existing Debentures.  Accordingly, the risk factor "The November 2007 Financing Agreements Require That Our Registration Statement Became Effective Within 90 Days After the Closing Date (120 days in the event of SEC review) which Has Not Happened Forcing Us To Incur Liquidated  Damages" is hereby eliminated.

In addition, although the Company received gross proceeds of $635,000 through June 30, 2008, as disclosed in the above-described Form 8-K, its need for additional funding, as described in the Risk Factors, remains unchanged.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description	Location
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
99.1		(5)

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

DATED:  August 14, 2008                                           WiFiMed Holdings Company, Inc.

By: /s/ Gregory D. Vacca
   Gregory D. Vacca
   Chief Executive Officer and
   Principal Financial Officer

WiFiMed Holdings Company, Inc.

Quarterly Report on Form 10-Q
Quarter Ended June 30, 2008

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