Form 10-Q
period 2008-09-30
WIFIMED HOLDINGS COMPANY, INC.
filed 2008-11-14
CIK 1108088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
                Yes:               No:      X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  There were a total of 43,137,035 shares of the registrant's common stock, par value $.0001 per share, outstanding as of November 13, 2008 and no other classes of common stock.

WifiMed Holdings Company, Inc.
Quarterly Report on Form 10-Q

Period Ended September 30, 2008
Table of Contents

PART I .  FINANCIAL INFORMATION
Item 1.  Financial Statements:
Condensed Balance Sheets as of September 30, 2008 (Unaudited) and
December 31, 2007 (Audited)……………….........................................................................
Condensed Statement of Operations for the three and nine months ended September 30, 2008 and September 30, 2007 (Unaudited)........................................
Condensed Statements of Cash Flow for the nine months ended
   September 30, 2008 and September 30, 2007 (Unaudited)...................................................
Notes to Financial Statements (Unaudited)...............................................................................
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................................
Item 4T.  Controls and Procedures.............................................................................................

PART II .  OTHER INFORMATION
Item 1.  Legal Proceedings..........................................................................................................
Item 1A Risk Factors.................................................................................................................
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........................................
Item 3.  Defaults Upon Senior Securities.....................................................................................
Item 4.  Submission of Matters to a Vote of Security Holders .....................................................
Item 5.  Other Information..........................................................................................................
Item 6.  Exhibits .........................................................................................................................
SIGNATURES..........................................................................................................................
EXHIBIT INDEX......................................................................................................................

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

WiFiMed Holdings Co., Inc.
Consolidated Balance Sheet
Assets	Sept. 30, 2008 (unaudited)	December 31, 2007

Current Assets
Cash & cash equivalents	$6,710	$1,111,218
Accounts receivable, net	220,036	269,450
Receivables-employees	6,206	0
Prepaid expenses	27,630	10,287

Total current assets	260,582	1,390,955

Property & equipment (net)	85,336	88,062
Goodwill	5,935,430	5,035,430
Amortizable intangible assets, net	945,000	997,500
Advances to affiliated entities and other	207,577	111,775

Total assets	$7,433,925	$7,623,722

Liabilities & Stockholders' Equity

Current Liabilities:
Accounts payable	$852,408	$629,174
Accrued expenses	606,444	317,447
Unearned revenue & customer deposits	941,682	764,044
Notes due in less than one year	311,847	480,105
Current portion of capital lease obligation	8,500	7,599
Convertible notes payable, net of discount	691,875	0

Total current liabilities	3,412,756	2,198,369

Long-Term Debt:
Convertible, net of discount	1,049,900	74,900
Capitalized leases	6,996	10,889

Fair value of derivative instruments	1,259,117	20,674,693

Stockholders' Equity
Common stock-100,000,000 authorized $0.0001 par value
43,137,035 issued & outstanding (36,279,277 in 2007)	4,315	3,629
Additional paid in capital	23,192,082	17,064,666
Subscriptions receivable	(1,000,000)	(1,000,000)
Accumulated Deficit	(20,491,241)	(31,403,424)

Total Stockholders' Equity	1,705,156	(15,335,129)

Total Liabilities and Stockholders' Equity	$7,433,925	$7,623,722

See notes to unaudited interim financial statements.

WiFiMed Holdings Co., Inc.
Consolidated Statement of Operations
(unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2008	2007	2008	2007

Revenue:
Sales of hardware	$151,919	$0	$457,649	$0
Software license fees and ongoing support	259,177	0	868,970	0

Total revenue	$411,096	$0	$1,326,618	$0

Cost and Expenses:
Cost of tangible goods sold	136,444	3,850	278,371	6,766
Research and development	15,507	38,850	56,621	179,559
Selling, General & Administrative Expenses	1,585,846	564,687	8,358,288	1,802,690
Derivative valuation gain	(3,339,177)	0	(20,331,826)	0
Interest expense, net	705,626	4,715	2,049,149	21,336

Total costs and expenses	(895,754)	612,102	(9,589,397)	2,010,351

Income/(loss) from operations	1,306,850	(612,102)	10,916,016	(2,010,351)

Income Taxes	(34)	0	3,822	0

Net Income (Loss)	$1,306,884	($612,102)	$10,912,194	($2,010,351)

Basic Net Income (Loss) Per Common Share	$0.03	($0.02)	$0.27	($0.09)
Diluted Net Income (Loss) Per Common Share	$0.04		$0.22
Weighted Average Common Shares Outstanding (Basic)	42,405,429	24,941,383	40,609,044	22,836,886
Weighted Average Common Shares Outstanding (Diluted)	62,538,045		58,942,369

See notes to unaudited interim financial statements.

WiFiMed Holdings Co., Inc.
Consolidated Statement of Cash Flows
(unaudited)
	Nine Months Ended Sept 30,
	2008	2007

Cash Flows from Operating Activities:
Net Income	$10,912,194	($2,010,351)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Depreciation, Amortization	92,363	14,955
Amortization of debt discount	1,396,875	0
Non-cash financing charges	551,250	0
Valuation of Derivatives	(20,331,826)	0
Amortization of share based deferred compensation	2,781,034	211,530
Stock issued for services	737,500	0
Fair value of options issued for services	1,660,605	0
Book value of disposed assets	54,309
Changes in Operating Assets & Liabilities:
Accounts receivable	49,414	0
Prepaid expenses	(13,985)	3,307
Accounts payable	275,862	304,746
Accrued expenses	267,424	217,082
Unearned revenue & customer deposits	177,638	(47,635)

Net cash used by operating activities	(1,389,343)	(1,306,366)

Cash Flows from Investing Activities:
Purchase of Equipment	(37,547)	(23,174)
Advances to affiliates and other	(105,365)	(100,500)

Net cash used by investing activities	(142,912)	(123,674)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	0	902,000
Payment of capitalized leases	(3,619)	16,222
Loan Proceeds	687,393	511,818
Payment of debt	(256,027)	0

Net cash used by financing activities	427,747	1,430,040

Net Change In Cash	(1,104,508)	0
Cash-Beginning	1,111,218	0

Cash-Ending	$6,710	$0

See notes to unaudited interim financial statements.

Supplemental disclosure of non-cash transactions:
Value of common stock issued to settle accrued expenses	48,961	313,800
Conversion of accrued expense to 10% debenture	101,250
Fair Value Shares issued to acquire assets of Cybermedx	900,000
Note issued to relieve restrictive loan covenants	450,000

See notes to unaudited interim financial statements.

WiFiMed Holdings Company, Inc.
 Notes to Consolidated Financial Statements
 September 30, 2008
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

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period.

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

Reclassifications

Certain reclassifications have been made to the December 31, 2007 financial statements to conform with the September 30, 2008 presentation.

2. Stock-based employee compensation

WiFiMed has a stock option plan under which employees, consultants, and other advisors may be issued options to purchase the common stock of the Company.  The plan is administered by the Board of Directors or a committee thereof.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the nine months ended September 30, 2008: dividend yield of 0%; expected volatility of 210%; risk-free interest rate of 4.4% and an expected life of 5-10 years. As of September 30 2008 there was $3,274,000 of total unrecognized compensation cost of non-vested share-based compensation arrangements related to stock options granted.

The following table summarizes stock option activity for the nine months ended September 30, 2008:

		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*

	Shares

Options outstanding at December 31, 2007	2,038,711	$0.42	8.7	$1,288,512
Granted	5,998,000	$0.69
Exercised	(489,610)	$0.10
Lapsed	0	0

Options outstanding at Sept 30, 2008	7,547,101	$0.65	9.2	$0

Options exercisable at Sept 30, 2008	3,945,340	$0.63	9.1	$0

*Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price.

The Company also grants stock to employees as a form of compensation. It accounts for such issuances under SFAS 123R. During the first nine months of 2008 we issued 4,000,000 shares, restricted for 3 years, with an aggregate fair value of approximately $3.6 million. Approximately $900,000 of compensation has been recognized through September 30, 2008 while $2,700,000 remains unrecognized.

3. Net earnings per common share

Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share." We compute basic earnings per share by dividing net income or loss by the weighted average number of common shares outstanding for each period. Diluted net earnings per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic net loss per share calculation using the treasury stock method, if their effect is dilutive. Basic earnings (loss) per share for the three months ended September 30, 2008 and 2007, respectively are $0.03 and $(0.02), respectively, based upon 42,425,429 weighted average shares outstanding in 2008 and 24,941,383 weighted average shares outstanding in 2007. Basic earnings (loss) per share for the nine months ended September 30, 2008 and 2007, respectively are $0.27 and $(0.09), respectively, based upon 40,609,044 weighted average shares outstanding in 2008 and 22,836,886 weighted average shares outstanding in 2007. Fully diluted earning (loss) per share for the three and nine-months ended September 30, 2008 was $.04 and $.22 based upon 62,538,045 and 58,942,369, respectively, weighted average fully diluted shares outstanding. For the three and nine-months ended September 30, 2007, diluted earnings per share is the same as basic earnings per share since the effect on earnings of the conversion of our convertible debt, stock options and warrants would have an anti-dilutive effect on earnings per share.

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

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the nine months ended September 30, 2007, assuming the acquisition of JMJ Technologies and CyberMedx were completed at the beginning of the period:

	Pro Forma Condensed Statement of Operations Nine Months Ended Sept 30, 2007	Pro Forma Condensed Statement of Operations Three Months Ended Sept 30, 2007

Revenue	$1,310,483	$510,627
Cost of revenue	138,006	47,281

Gross margin	$1,172,477	$463,345

Costs and expenses:
General & administrative	3,121,788	1,063,893
Research & development	179,559	38,850
Interest, net of interest income	178,101	48,566

Total costs and expenses	3,479,448	1,151,309

Income taxes	0	0

Net loss from continuing operations	($2,306,971)	($687,963)

Basic and diluted loss per share	($0.07)	($0.02)
Weighted average number of shares outstanding	31,852,902	33,957,399

5.  Income Taxes

At September 30, 2008 the entire deferred tax asset balance was reserved and no provision for income taxes had been reflected for the three months then ended.

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

7.  Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $20.4 million at September 30, 2008 and a working capital deficiency of approximately $3.2 million.

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

The fair value of the derivative liabilities associated with these securities was calculated using the Black-Scholes option-pricing model. Key inputs for the valuation analysis at September 3 0, 2008, were a volatility of 238%, common stock value of $0.05 and a risk free interest rate of 4.4%. The following table summarizes our 2008 derivative activity:

	Embedded conversion feature	Warrants

Fair Value at December 31, 2007	$10,127,860	$10,546,833
Initial fair value of instruments associated with 10% debentures	394,211	342,039
Initial fair value of instruments associated with 5% debentures	180,000

Fair value adjustment at September 30	(10,177,034)	(10,154,792)

Fair Value at September 30, 2008	$525,037	$734,080

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

 Previous Debt Financing: 5% Convertible Debentures

As previously described in the Company's 10-K filed on April 16, 2008 and on Form 8-K filed on December 6, 2007, the Company entered into and consummated a Securities Purchase Agreement as of November 30, 2007, with the following three institutional investors: Enable Growth Partners LP, Pierce Diversified Strategy Master Fund LLC, and Enable Opportunity Partners LP (the "November Financing").  The aggregate purchase price was $2,025,000, and the investment consisted of Senior Convertible Debentures (the "November Debentures" or "Existing Debentures") in the aggregate principal amount of $2,250,000 which, together with accrued but unpaid interest and any other amounts due thereon, are due and payable on May 31, 2010, or earlier upon acceleration following an Event of Default, as defined in the November Debentures. The November Debentures bear interest at a nominal rate of 5% per annum, payable quarterly, in cash, or additional shares of our common stock in the event certain conditions exist, as described in the November Financing documents.  All overdue accrued and unpaid interest shall entail a late fee equal to the lesser of 12% per annum or the maximum rate permitted by law.

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

We utilize the Black-Scholes option-pricing model to determine fair value of the note, conversion feature and warrants.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument's expected remaining life. Assumptions used in the initial valuation were dividend yield of 0%; expected volatility of 210%; risk-free interest rate of 4.4% and an expected life ranging between 4 months to 5 years.

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

In this report, "we," "us," "our," the "Company," and "WiFiMed" refer to WiFiMed Holdings Company, Inc. and its wholly-owned subsidiaries as of September 30, 2008, unless the context indicates otherwise. Our trademarks include EncounterPRO®, Tablet MD®, WaveLynx™, C[caduceus]ME™, CareSymphony™ and Magic Triangle™. Other trademarks, service marks and trade names referred to in this report, or documents incorporated or incorporated by reference herein or therein, are the property of their respective owners.

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

At September 30, 2008, WiFiMed had an accumulated deficit of approximately $20.5 million.

WiFiMed's offices are located at 2000 RiverEdge Parkway, Suite GL 100A, Atlanta, GA 30328, its phone number is (770) 919-7220 and its website is www.wifi-med.com.

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

Software Development Expenditures

The Company accounts for its software development costs that will be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards Board ("FASB") 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."  Accordingly, software development costs are capitalized once technological feasibility has been established and continues until the product is available for general market release.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  During the nine month periods ended September 30, 2008 and September 30, 2007, the Company expensed software development costs as incurred because the net realizable value was not assured.  These costs totaled $56,621and $179,559 for the nine month periods ended September 30, 2008 and September 30, 2007, respectively.

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

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133".  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009  The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.

Quarterly Financial Information

Material Changes in Results of Operations For the Nine Month Period Ended September 30, 2008 As Compared to the Nine Month Period Ended September 30, 2007.

Revenues – Revenues for the nine months ended September 30, 2008 were $1,326,618 compared to $0 for the nine months ended September 30, 2007. The increase in revenue is primarily the result of the acquisition of the assets of JMJ Technologies, as well as the merger with WiFiMed, Inc.

Costs and Expenses - Total operating expenses for the nine months ended September 30, 2008 were $9,589,397, compared to $2,010,351 in the nine months ended September 30, 2007.

Selling, general and administrative expenses in the   months ending September 30, 2008 were $8,358,288, which consisted primarily of payroll and related employee expenses of $4,590,560 (this includes $2,781,034 of amortized deferred equity based compensation under SFAS 123R); professional fees of $308,514 for legal fees and $231,545 for accounting and audit fees; and $2,514,617 for consulting (of which $2,398,105 was non-cash paid in the form of stock and warrants at fair value).  Net Interest expense for the period was $2,049,149. Interest expense included amortization of $1,396,875 in debt discounts arising from the impact of EITF 98-5 and the resultant bifurcation and recognition of the fair value of embedded the beneficial conversion features and detachable warrants on the 10% and 5% debentures consummated in May, 2008. Interest expense also includes one-time charges for registration rights penalties and the costs associated with obtaining release on restrictive covenants totaling $552,851.

Derivatives:

The conversion feature and detachable warrants associated with debt instruments entered into in 2007 and 2008 contain conversion features and warrant conversion formulas that contain elements precluding equity treatment under FAS 333 and EITF 00-19. SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.  We utilize the Black-Scholes option-pricing model to determine fair value. The fair value of the derivative liabilities associated with these securities was calculated using the Black-Scholes option-pricing model. Key inputs for the valuation analysis at September 30, 2008 were a volatility of 238%, common stock value of $.05 and a risk free interest rate of 4.4%. The fair value at September 30, 2008 was determined to be $1,259,117. The valuation gain of $20,331,826 is the combined result of revaluation of derivatives carried at $20,674,693 at December 31, 2007 and the addition of  the initial valuation of $736,250 and $180,000 in derivatives  associated with the 2008 5% and 10% financing. The principal driver in the reduction of fair value was the decline in our stock price from $.84 to $.05.

Selling, general and administrative expenses in the nine months ending September 30, 2007 were $1,802,690 which consisted primarily of payroll and related employee expenses of $927,460; professional fees of $268,662 for legal and accounting services; $159,340 for commissions; and $52,664 for travel, meals and entertainment.  Other expenses for the period were research and development, $179,559; and depreciation, $14,955.  Net Interest expense for the period was $21,336.

Net Income - Net income, before taxes, for the nine months ended September 30, 2008 was $10,916,016.  Net loss, before taxes, for the nine months ended September 30, 2007 was $(2,010,351).  The net change of approximately $13 million resulted from an additional $7.1 million in non-cash financing charges, amortization of debt discount, stock issued for services and amortization of equity-based compensation in 2008, offset by a $20.3 million non-cash decrease (gain) in the value of derivatives.

Net Earnings per Share - Basic earnings (loss) per share for the three months ended September 30, 2008 and 2007, respectively are $.03 and $(.02), respectively, based upon 42,405,429 weighted average shares outstanding in 2008 and 24,941,383 weighted average shares outstanding in 2007. Basic earnings (loss) per share for the nine months ended September 30, 2008 and 2007, respectively are $.27 and $(.09), respectively, based upon 40,609,044 weighted average shares outstanding in 2008 and 22,836,886 weighted average shares outstanding in 2007. Fully diluted earning (loss) per share for the three and nine-months ended September 30, 2008 was $.04 and $.22 based upon 62,538,045 and 58,942,369, respectively, weighted average fully diluted shares outstanding. For the three and nine-months ended September 30, 2007, diluted earnings per share is the same as basic earnings per share since the effect on earnings of the conversion of our convertible debt, stock options and warrants would have an anti-dilutive effect on earnings per share.

Material Changes in Financial Condition, Liquidity and Capital Resources as of September 30, 2008

Liquidity and Capital Resources

As of September 30, 2008, WiFiMed's cash balance was $6,710, as compared to $1,111,218 on December 31, 2007.  The decrease in cash on hand from December 31, 2007 was primarily a result of operating expenses incurred by the Company.  At September 30, 2008, WiFiMed had an accumulated deficit of approximately $20.5 million and working capital deficit of approximately $3.2 million.  As disclosed below, WiFiMed requires additional working capital in order to develop its business operations.

As of September 30, 2008, WiFiMed liabilities (excluding derivatives) totaled approximately $4.5 million, which consisted of accounts payable of $852,408; accrued expenses of $606,444; loans payable of $311,847; deferred and unearned revenue of $941,682, and convertible debt of with a carrying value of $1,741,775, net of discounts, that carry a maturity value of $3,601,250. $901,250 of the notes mature November 13, 2008.

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

Ability to Continue as a Going Concern and Plan of Operation

WiFiMed's consolidated financial statements, which are included in this report, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  WiFiMed liquidity has been adversely affected by losses of more than $20 million since its incorporation date, December 2004, which raises substantial doubt about WiFiMed's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  WiFiMed's management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing its research and development efforts.  There can be no assurance, however, that WiFiMed will be successful in accomplishing its objectives.

Capital Expenditures

During the nine months ended September 30, 2008 and September 30, 2007 WiFiMed purchased $37,548 and $23,174, respectively, of capital equipment, largely computer equipment, software and demonstration units.

Research and Development

WiFiMed spent $56,621 on research and development activities for the nine months ended September 30, 2008, as compared with $179,559 for the nine months ended September 30, 2007.  These activities were focused on developing and refining our proprietary technology which needed less work during the current year.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

The Company, as a smaller reporting company, is not required to provide the information required by this item pursuant to Item 305 of Registration S-K.

Item 4T.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2008.  Based on this evaluation, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 12, 2008, Charles LaLoggia filed suit in the Superior Court of Fulton County, Georgia, against WiFiMed Holdings Company, Inc. seeking payment of a loan to the Company's predecessor, Bellacasa Productions, Inc.

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

In addition, although the Company received gross proceeds of $800,000 through June 30, 2008, as disclosed in the above-described Form 8-K, its need for additional funding, as described in the Risk Factors, remains unchanged.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

    None.

Item 3.  Defaults Upon Senior Securities.

The Company has defaulted on the payment of principal, interest and late fees due under the terms of the May Debentures described in Section 9 of Part I.  The total principal amount of the May Debentures, $800,000 was due in its entirety on November 13, 2008.  The total arrearage (including principal, interest and late fees) due as of November 14, 2008 is approximately $950,000.

In addition, the Company has defaulted on the payment of interest payments, late fees and monthly principal payments on the November Debentures described in Section 9 of Part I.  The total arrearage due as of November 14, 2008 on the November Debentures (including principal, interest and late fees) is approximately $585,000.  As of November 14, 2008, the holders of the November Debentures have not accelerated the debt.

Item 4.  Submission of Matters to a Vote of Security Holders.

On September 16, 2008, the annual meeting of the Company's shareholders was held in Atlanta, Georgia.  The purpose of the meeting was:

  To elect five persons to the board of directors of the Company, each to serve until the next annual meeting of stockholders of the Company or until such person shall resign, be removed or otherwise leave office;
  To ratify the appointment of Rotenberg & Co., LLP, as independent auditors and accountants for the Company for the fiscal year ending December 31, 2008;
  To consider and act upon a proposal to amend the Company's articles of incorporation ("Articles of Incorporation") to increase the number of authorized shares of common stock of the Company ("Common Stock") from 75,000,000 shares to 500,000,000 shares of Common Stock;
  To consider and act upon a proposal to approve the First Amended and Restated WiFiMed Holdings Company, Inc. 2008 Long-Term Incentive Plan;
  To consider and act upon any other proposal as may properly come before the Annual Meeting or any adjournment thereof.

With respect to the election of directors, each then-current directors was elected to serve another term as director.  The five directors and the votes for and against each were as follows:

Director	For	Withheld	Abstentions	Broker Non-Vote
Marshall Sterman	29,728,634	0	10,000
Richard Burtt	29,728,634	0	10,000
David Hubbard	29,728,634	0	10,000
Robert Coffill	29,728,634	0	10,000
Gregory Vacca	29,728,634	3,067,382	10,000

With respect to the other matters voted upon at the annual shareholders' meeting, the ratification of the appointment of Rotenberg & Co., LLP was approved; the increase in the number of authorized shares was approved; and the incentive plan was not adopted.  The votes on those proposals were as follows; no other matters were submitted for a vote.

Proposal	For	Against	Abstentions	Broker Non-Vote
Ratify appointment of auditors	32,658,622	146,521	873
Increase number of authorized shares	29,055,459	3,749,684	873
Approve Incentive plan	19,869,227	2,550,037	0

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description	Location
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
99.1		(5)

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

DATED:  November 14, 2008                                     WiFiMed Holdings Company, Inc.

By: /s/ Gregory D. Vacca
   Gregory D. Vacca
   Chief Executive Officer and
   Principal Financial Officer

WiFiMed Holdings Company, Inc.

Quarterly Report on Form 10-Q
Quarter Ended September 30, 2008

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